Form 10-Q
period 1996-03-31
HOENIG GROUP INC
filed 1996-05-14
CIK 878551

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            -------------------------------------------------------

For Quarter Ended:                            Commission File Number:  0-19619
March 31, 1996

                               HOENIG GROUP INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                             13-3625520
- - ------------------------------------                  ------------------------
(State or other jurisdiction                          (I.R.S. Employer I.D. No.)
of incorporation or organization)

Royal Executive Park
4 International Drive
Rye Brook, NY                                                10573
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                  (zip code)

                                (914) 935-9000
- - -------------------------------------------------------------------------------
             (Registrant's Telephone Number, including area code)


- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year
                        is changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

As of May 14, 1996, there were 9,182,810 shares of common stock outstanding.

                               HOENIG GROUP INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDING MARCH 31, 1996

                                     INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS
                  Consolidated Statement of Financial Condition -
                  March 31, 1996 and December 31, 1995                    1

                  Consolidated Statement of Income -
                  Three Months Ended March 31, 1996 and 1995              2

                  Consolidated Statement of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995              3

                  Notes to Consolidated Financial Statements              4

         ITEM 2 - Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition                                     5-6


PART II - OTHER INFORMATION

         ITEMS 1 - 6                                                      7

         Signatures                                                       8

         Exhibits                                                         9

                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                   AS OF MARCH 31, 1996 & DECEMBER 31, 1995
                                  (UNAUDITED)

                                                              March 31, 1996        December 31, 1995
                                                              --------------        -----------------
ASSETS
Cash & equivalents                                              $15,721,052            $18,115,361
U.S. Government obligations, at market value                     11,478,099             11,655,594
Securities owned, at market value                                 2,224,639              2,231,868
Investment in limited partnerships                                1,051,264                998,745
Receivables from correspondent brokers and dealers                5,177,945              4,749,703
Exchange memberships - at cost                                      836,250                836,250
Equipment, furniture and leasehold improvements
     - net of depreciation and amortization                       1,926,213              1,921,225
Deferred research/services expense                                1,205,971                869,923
Other assets                                                      3,823,158              3,756,806
                                                                  ---------              ---------
     Total Assets                                               $43,444,591            $45,135,475
                                                                ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Payable to brokers and dealers                                     $205,000               $162,428
Accrued research/services payable                                 4,808,076              4,846,939
Accrued compensation                                              1,852,686              2,373,905
Accrued expenses                                                    635,616              2,565,284
Other liabilities                                                   789,518                728,674
                                                                    -------                -------
     Total Liabilities                                            8,290,896             10,677,230
                                                                  ---------             ----------

STOCKHOLDERS' EQUITY
Common stock $.01 par value per share
Voting-authorized 40,000,000 shares
  - 10,709,850 and 10,637,160 shares issued
     in 1996 and 1995, respectively                                 107,099                106,372
Additional paid in capital                                       25,975,794             25,724,382
Foreign currency translation adjustment                           (897,056)              (814,382)
Retained earnings                                                15,182,393             14,656,408
                                                                 ----------             ----------
                                                                 40,368,230             39,672,780

Less treasury stock at cost - 1,532,040 shares
in 1996 and 1995, respectively                                  (5,214,535)            (5,214,535)
                                                                -----------            -----------
     Total Stockholders' Equity                                  35,153,695             34,458,245
                                                                 ----------             ----------
     Total Liabilities and Stockholders' Equity                 $43,444,591            $45,135,475
                                                                ===========            ===========



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                    1996                     1995
                                                                    ----                     ----
REVENUES
 Gross commissions                                               $14,584,490              $10,837,033
 Investment management fees                                        1,167,202                  497,906
 Other                                                                36,042                   79,807
                                                                 -----------               ----------
     Total operating revenues                                     15,787,734               11,414,746
                                                                 -----------               ----------
EXPENSES
 Clearing, floor brokerage and exchange charges                    2,499,413                1,635,343
 Employee compensation                                             3,900,673                2,946,809
 Independent research and services                                 6,512,329                6,805,525
 Other                                                             1,843,302                1,799,508
                                                                 -----------               ----------
     Total expenses                                               14,755,717               13,187,185
                                                                 -----------               ----------

OPERATING INCOME (LOSS)                                            1,032,017              (1,772,439)

INVESTMENT INCOME AND OTHER
 Interest, dividends                                                 367,144                  326,039
 Gain (loss) on investments, other                                   (26,071)                 514,704
                                                                 -----------                  -------
 Net investment income and other                                     341,073                  840,743
                                                                 -----------                  -------

 Income (loss) before income taxes                                 1,373,090                 (931,696)
 Provision for income taxes                                          617,660                 (314,103)
                                                                ------------              -----------
 Net income (loss)                                              $    755,430              $  (617,593)
                                                                ============              ===========

 Net income (loss) per share primary and fully diluted          $        .08              $      (.06)
                                                                ============              ===========

Weighted average shares outstanding                                9,197,305                9,740,587
                                                                ============              ===========


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
              THREE MONTHS ENDED MARCH 31, 1996 & MARCH 31, 1995
                                  (UNAUDITED)

                                                                        1996                     1995
                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                                    $755,430               $(617,593)
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                        207,110                 186,233
  Foreign currency translation adjustment                             (82,674)                108,125
  Issuance of stock options                                             15,896                  23,482
  Change in unrealized appreciation/loss on investments                111,354                (517,361)
Changes in assets and liabilities:
  Securities owned, net                                                 26,930                (164,378)
  Receivables from correspondent brokers and dealers                  (428,242)              1,081,345
  Deferred research/services expense                                  (336,048)               (858,731)
  Other assets                                                        (121,544)               (759,526)
  Payable to brokers and dealers                                        42,572                 (35,403)
  Accrued research/services payable                                    (38,863)               (298,287)
  Accrued compensation                                                (284,976)               (712,343)
  Accrued expenses                                                  (1,929,668)                 (7,735)
  Other liabilities                                                     72,542                 (17,048)
                                                                       -------                 --------
Net cash (used in) operations                                       (1,990,181)             (2,589,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations                                              656               2,656,823
  Investment in securities                                             (18,433)                      -
  Purchase of equipment, furniture and leasehold
     improvements                                                     (156,906)               (126,769)
                                                                      ---------               ---------
  Net cash provided by (used in) investing activities:                (174,683)              2,530,054

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short term bank loans payable                                              -                  32,285
  Dividends                                                           (229,445)               (243,565)
  Issuance of common stock                                                   -                     300
                                                                    ----------               ----------
Net cash (used in) financing activities:                              (229,445)               (210,980)

  Net (decrease) in cash and equivalents                            (2,394,309)               (270,146)
  Cash and equivalents beginning of period                          18,115,361              10,379,934
                                                                    ----------               ----------

  Cash and equivalents end of period                               $15,721,052             $10,109,788
                                                                   ===========              ===========
  Supplemental disclosure of cash flow information:
         Interest paid:                                             $   10,089             $    44,024
         Taxes paid:                                                $   69,976             $   125,784

                1996 Non Cash item: Conversion of subordinated
                     debentures to common stock - $62,500.

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.
         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's December 31, 1995 annual report on Form 10-K.



NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.
         Hoenig & Co., Inc., the Company's principal operating subsidiary, is subject to the SEC Net Capital Rule 15c3-1 which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. As of March 31, 1996 Hoenig & Co., Inc.'s net capital ratio was
 .51 to 1 and its net capital was approximately $11,840,000, which was $11,436,000 in excess of regulatory requirements. Hoenig's Tokyo office's (a branch of Hoenig & Co., Inc.) capital requirement at March 31, 1996 was JPY 26,000,000 ($243,000). Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement. Limited's financial resources requirement as of March 31, 1996 was British pounds 648,000 ($989,000); it had excess financial resources at such date of approximately British pounds 588,000 ($897,000). Hoenig (Far East) Limited ("Hoenig Far East") is required to maintain liquid capital of the greater of HK$ 3,000,000 ($388,000) or 5% of the average quarterly total liabilities. Hoenig Far East's required liquid capital was approximately HK$ 15,988,000 ($2,068,000) and it had excess liquid capital of approximately HK$ 9,346,000 ($1,208,000).



NOTE 3 - STOCKHOLDERS EQUITY.
         On February 26, 1996, the Company declared a regular quarterly dividend on its Common Stock of $0.025 per share payable on April 8, 1996 to shareholders of record at the close of business on March 22, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         The Company's principal source of revenues is commissions for executing trades on behalf of its clients. Commission income is a function of commissions received in exchange for providing research, other services and commission rebates to the Company's clients ("Soft Dollar Brokerage") and competing for institutional execution-only business. The Company executes trades in equity securities on all of the world's major stock exchanges, acting as agent for its customers and, in certain instances, as principal. The Company also executes trades in fixed income securities on an agency and riskless principal basis.

         The Company believes that Soft Dollar Brokerage will continue to grow slowly in the United States and the United Kingdom and to a greater extent in foreign markets, particularly in the Far East. However, there continues to be pressure on soft dollar ratios in the United States, United Kingdom, Europe, and the Far East as a result of client demands and competition for Soft Dollar Brokerage. Ratios generally have decreased throughout the soft dollar industry during the past several years, resulting in lower profit margins. The average ratio charged by the Company has also decreased during the past several years resulting in lower profit margins on the Company's Soft Dollar Brokerage business. Continued decreases in soft dollar ratios will result in lower profit margins on the Company's Soft Dollar Brokerage.

         In late 1994 and 1995 the Company committed increased capital and hired additional personnel in its Far East operations in Hong Kong and Tokyo. Management believes these expenditures, which negatively affected the Company's net income in 1995, were necessary for future growth of the Company's global securities business. Management does not expect these operations to generate revenues in 1996 sufficient to offset added expenditures and thus expects the Hong Kong and Tokyo operations to operate at a loss during 1996. Management expects to hire additional personnel and invest additional capital as the needs and activities of the Hong Kong and Tokyo operations further develop.

         The Company's second largest source of revenues is investment management fees from institutional clients received by Axe-Houghton Associates, Inc., the Company's investment management subsidiary. The Company intends to devote substantial resources to its investment management business. The
Company will continue to evaluate opportunities to increase assets under management and expand its product line through acquisition and the hiring of additional personnel.

THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995.

         The Company incurred operating income before income taxes for the three months ended March 31, 1996 of $1,032,017, versus an operating loss of ($1,772,439) in 1995. The operating income is primarily attributable to a 34.6% increase in commission revenues without a commensurate increase in expenses associated with research and other services, as well as an increase of 134.4% in investment management fees. The increase in commission revenues is attributable to higher trading volume from the Company's clients, as well as the addition of certain new clients. The increase in investment management fees primarily reflects additional assets under management from existing as well as new clients.

         Operating revenues increased to $15.8 million for three months ended March 31, 1996 from $11.4 million for the three months ended March 31, 1995 (increasing 38.3%). Commission revenues increased to $14.6 million for the three months ended March 31, 1996 from $10.8 million for three months ended March 31, 1995 (increasing 34.6%). This increase resulted primarily from an increase in the Company's commission revenues in the Far East and domestic equity markets of $2.8 million and $0.9 million, respectively.

         Investment management fees increased to $1.2 million for the period ended March 31, 1996, from $0.5 million in 1995 (increasing 134.4%), as assets under management increased to $3.84 billion at March 31, 1996 from $1.85 billion at March 31, 1995.

         Research and other services provided to the Company's brokerage clients during the first quarter 1996 decreased 4.3% to $6.5 million as compared to $6.8 million for the same period in 1995. These expenses were 44.7% of commission revenues for the quarter ended March 31, 1996 as compared with 62.8% for the corresponding period in 1995. Expenses related to research and other services as a percentage of commission revenues for the first quarter 1996 was less than the comparable period in 1995, primarily due to the following: (1) the incurrence of research and services expense in advance of the realization of related commission revenues during the first quarter 1995, and (2) an increase in commission revenues not associated with soft dollar arrangements during the first quarter 1996.

         Clearing, execution, exchange charges and related expenses increased 52.8% to $2.5 million in 1996 from $1.6 million in 1995. These expenses represented 17.1% of commissions in 1996 and 15.1% of commissions in 1995. These expenses increased as a percentage of commissions primarily due to a increase in the percentage of commissions generated in certain Far East markets, where such expenses are charged at higher rates than comparable domestic equity trades.

         Employee compensation increased to $3.9 million in 1996 from $2.9 million in 1995 (increasing 32.4%). This resulted primarily from an increase in the compensation of additional personnel hired in the Company's operations in Hong Kong and Tokyo during 1995, and an increase in reserves for bonus and performance based compensation for the period ended March 31, 1996.

         Net investment income and other was $0.3 million in 1996 versus $0.8 million in 1995. The decrease resulted primarily from unrealized losses of ($0.1) million on cash invested primarily in U.S. Government obligations, corporate bonds and securities during the first quarter 1996 versus unrealized gains of $0.6 million during the First Quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996 the Company had cash, U.S. Government obligations and accounts receivable of $32.4 million. All receivables from correspondent broker/dealers are fully collectible and no provision for uncollectibles is required.

         The Company believes that its cash resources and liquidity plus additional funds generated by operations will be sufficient to meet current and future needs. The Company is currently exploring opportunities to expand existing businesses and/or to acquire new businesses, which could potentially have an impact on liquidity and capital resources.

                               HOENIG GROUP INC.
                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         On September 19, 1995, a complaint was filed in the Supreme Court of the State of New York, County of Westchester, by Thomas C. Hellman against Hoenig Group Inc., Hoenig & Co., Inc. and certain individuals, as directors and officers of Hoenig & Co., Inc. Information regarding this litigation previously was disclosed in
         Item 3 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:  Computation of Earnings Per Share (Exhibit 11)

         Reports on Form 8-K:  None.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Hoenig Group Inc.

Date:  May 14, 1996                     Joseph A. D'Andrea
                                        ------------------
                                        Joseph A. D'Andrea
                                        Chairman and
                                        Chief Executive Officer



Date:  May 14, 1996                     Alan B. Herzog
                                        --------------
                                        Alan B. Herzog
                                        Chief Operating Officer



Date:  May 14, 1996                     Louis T. Lynn
                                        -------------
                                        Louis T. Lynn
                                        Chief Financial Officer and
                                        Principal Financial/Accounting
                                        Officer