Form 10-Q/A
period 1996-03-31
HOENIG GROUP INC
filed 1996-06-26
CIK 878551

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Hoenig Group Inc.

Date:  June 21, 1996                     Joseph A. D'Andrea
                                        ------------------
                                        Joseph A. D'Andrea
                                        Chairman and
                                        Chief Executive Officer



Date:  June 21, 1996                     Alan B. Herzog
                                        --------------
                                        Alan B. Herzog
                                        Chief Operating Officer



Date:  June 21, 1996                     Louis T. Lynn
                                        -------------
                                        Louis T. Lynn
                                        Chief Financial Officer and
                                        Principal Financial/Accounting
                                        Officer











                       EXHIBIT INDEX


Exhibit 27          Financial Data Schedule