Form 10-Q
period 1996-06-30
HOENIG GROUP INC
filed 1996-08-14
CIK 878551

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            -------------------------------------------------------

 For Quarter Ended:                        Commission File Number: 0-19619
  June 30, 1996

                               HOENIG GROUP INC.
- -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                          13-3625520
- ------------------------------------          ------------------------
(State or other jurisdiction                 (I.R.S. Employer I.D. No.)
of incorporation or organization)

Royal Executive Park
4 International Drive
Rye Brook, NY                                           10573
- ---------------------------------------------------------------------
(Address of principal executive offices)             (zip code)

                                (914) 935-9000
- ---------------------------------------------------------------------
             (Registrant's Telephone Number, including area code)

- ---------------------------------------------------------------------
    (Former name, former address and former fiscal year is
                  changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No ___

As of August 14, 1996, there were 9,198,810 shares of common stock outstanding.

                               HOENIG GROUP INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDING JUNE 30, 1996

                                     INDEX

                                     PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1 -   FINANCIAL STATEMENTS
           Consolidated Statement of Financial Condition -
           June 30, 1996 and December 31, 1995                                1

           Consolidated Statement of Income -
           Three and Six Months Ended June 30, 1996 and 1995                  2

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1996 and 1995                            3

           Notes to Unaudited Consolidated Financial Statements               4

    ITEM 2 -   Management's Discussion and Analysis
           of Results of Operations and
           Financial Condition                                                5-7


PART II - OTHER INFORMATION

    ITEMS 1 - 6                                                               8

    Signatures                                                                9

    Exhibits                                                                  10




                                                          HOENIG GROUP INC.
                                            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                               AS OF JUNE 30, 1996 & DECEMBER 31, 1995
                                                             (UNAUDITED)

                                                                       June 30, 1996                  December 31, 1995
                                                                       -------------                  -----------------
ASSETS
Cash & equivalents                                                         $19,255,001                      $18,115,361
U.S. Government obligations, at market value                                 9,466,799                       11,655,594
Securities owned, at market value                                            3,939,410                        2,231,868
Investment in limited partnerships                                           2,093,266                          998,745
Receivables from correspondent brokers and dealers                           4,640,338                        4,749,703
Exchange memberships - at cost                                                 836,250                          836,250
Equipment, furniture and leasehold improvements
     - net of depreciation and amortization                                  1,959,902                        1,921,225
Deferred research/services expense                                           1,245,116                          869,923
Other assets                                                                 4,187,017                        3,756,806
                                                                             ---------                        ---------
     Total Assets                                                          $47,623,099                      $45,135,475
                                                                           ===========                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Payable to brokers and dealers                                             $ 2,785,749                     $    162,428
Accrued research/services payable                                            4,672,506                        4,846,939
Accrued compensation                                                         2,998,027                        2,373,905
Accrued expenses                                                               587,587                        2,565,284
Other liabilities                                                            1,056,016                          728,674
                                                                             ---------                          -------
     Total Liabilities                                                      12,099,885                       10,677,230
                                                                            ----------                       ----------

STOCKHOLDERS' EQUITY
Common stock $.01 par value per share
Voting-authorized 40,000,000 shares
  - 10,709,850 and 10,637,160 issued in
     1996 and 1995 respectively                                                107,149                          106,372
Additional paid in capital                                                  25,974,640                       25,724,382
Foreign currency translation adjustment                                      (969,042)                        (814,382)
Retained earnings                                                           15,607,502                       14,656,408
                                                                            ----------                       ----------
                                                                            40,720,249                       39,672,780
Less treasury stock at cost - 1,527,040
shares and 1,532,040 shares in 1996 and 1995,
      respectively                                                         (5,197,035)                      (5,214,535)
                                                                           -----------                      -----------
     Total Stockholders' Equity                                             35,523,214                       34,458,245
                                                                            ----------                       ----------
     Total Liabilities and Stockholders' Equity                            $47,623,099                      $45,135,475
                                                                           ===========                      ===========


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                          HOENIG GROUP INC.
                                                   CONSOLIDATED STATEMENT OF INCOME
                                                             (UNAUDITED)


                                                                    Three Months Ended                       Six Months Ended
                                                                    ------------------                       ----------------
                                                                         June 30,                                June 30,

REVENUES                                                           1996             1995                    1996           1995
                                                                   ----             ----                    ----           ----
 Gross commissions                                             $15,180,769       $11,693,521           $29,765,259     $22,530,554
 Investment management fees                                      1,364,635           658,555             2,531,837       1,156,461
 Other                                                             109,036            56,497               145,078         136,304
                                                              ------------       -----------          ------------    ------------
     Total operating revenues                                   16,654,440        12,408,573            32,442,174      23,823,319
EXPENSES
 Clearing, floor brokerage and
      exchange charges                                           2,701,062         1,889,804             5,200,475       3,525,147
 Employee compensation                                           4,120,535         3,071,729             8,021,208       6,018,538
 Independent research and services                               6,756,554         5,573,755            13,268,883      12,379,280
 Other                                                           2,424,944         2,233,601             4,268,246       4,033,109
                                                                 ---------         ---------            ----------       ---------
     Total expenses                                             16,003,095        12,768,889            30,758,812      25,956,074

OPERATING INCOME (LOSS)                                            651,345          (360,316)            1,683,362      (2,132,755)

INVESTMENT INCOME AND OTHER
 Interest, dividends                                               360,592           308,156               727,736         634,195
 Gain (loss) on investments, other                                  13,716           719,990               (12,355)      1,234,694
                                                                 ---------           -------            ----------       ---------
 Net investment income and other                                   374,308         1,028,146               715,381       1,868,889

 Income (loss) before income taxes                               1,025,653           667,830             2,398,743        (263,866)
 Provision for income taxes                                        370,977           290,492               988,637         (23,611)
                                                                ----------           -------             ---------       ---------
 Net income (loss)                                              $  654,676      $    377,338           $ 1,410,106      $ (240,255)
                                                                ==========      ============           ===========      ==========

 Net income (loss) per share primary
       and fully diluted                                    $          .07   $           .04       $           .15  $         (.02)
                                                            ==============   ===============       ===============  ==============

Weighted average shares outstanding                              9,256,582         9,806,496             9,229,976       9,746,236
                                                                 =========         =========             =========       =========


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                          HOENIG GROUP INC.
                                             CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                                            SIX MONTHS ENDED JUNE 30, 1996 & JUNE 30, 1995
                                                             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                                         1996                                    1995
                                                                             ----                                    ----
 Net Income                                                                 $1,410,106                          $     (240,255)
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                401,213                                 330,086
Foreign currency translation adjustment                                       (154,654)                                160,306
  Issuance of stock options                                                     31,792                                  46,964
  Change in unrealized appreciation/loss on investments                         79,331                              (1,116,688)
Changes in assets and liabilities:
  Securities owned, net                                                     (1,768,567)                               (165,200)
  Receivables from correspondent brokers and dealers                           109,365                                 561,095
  Deferred research/services expense                                          (375,193)                             (1,174,619)
  Other assets                                                                (542,511)                               (252,945)
  Payable to brokers and dealers                                             2,623,321                                 (68,106)
  Accrued research/services payable                                           (174,433)                             (1,529,995)
  Accrued compensation                                                         860,365                                (685,932)
  Accrued expenses                                                          (1,977,697)                                (76,498)
  Other liabilities                                                            393,990                                (230,871)
                                                                               -------                               ---------
Net cash provided by (used in) operations                                      916,428                              (4,442,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations                                                2,009,319                               3,159,165
  Investment in limited partnership                                         (1,000,000)                                 -
  Purchase of equipment, furniture and leasehold
     improvements                                                             (327,592)                               (454,896)
                                                                             ---------                               ---------
Net cash provided by investing activities:                                     681,727                               2,704,269

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends                                                                   (459,015)                               (487,443)
  Issuance of common stock                                                         500                                   1,550
                                                                          ------------                             -----------
  Net cash (used in) financing activities:                                    (458,515)                               (485,893)

  Net increase (decrease) in cash and equivalents                            1,139,640                              (2,224,282)
  Cash and equivalents beginning of period                                  18,115,361                              10,379,934
                                                                            ----------                              ----------

  Cash and equivalents end of period                                       $19,255,001                              $8,155,652
                                                                           ===========                              ==========
  Supplemental disclosure of cash flow information:
         Interest paid:                                                    $    22,514                              $   83,544
        Taxes paid:                                                        $   541,803                              $  179,593


                                  1996 Non-Cash Item: Conversion of Subordinated Debentures to
                                                   Common Stock - $62,500


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's December 31, 1995 annual report on Form 10-K.


NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

         Hoenig & Co., Inc., the Company's principal operating subsidiary, is subject to the SEC Net Capital Rule 15c3-1 which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. As of June 30, 1996 Hoenig & Co., Inc.'s net capital ratio was
1.11 to 1 and its net capital was approximately $8,696,000, which was $8,051,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig & Co., Inc.) capital requirement was JPY 64,000,000 ($583,000). Hoenig & Company Limited is required to maintain financial resources of at least 110% of its capital requirement. Limited's financial resources requirement as of June 30, 1996 was approximately British Pounds 705,000 ($1,093,000); it had excess financial resources at such date of approximately British Pounds 631,000 ($978,000). Hoenig (Far East) Limited ("Far East"), is required to maintain liquid capital of the greater of HK$ 3,000,000 ($388,000) or 5% of the average quarterly total liabilities. Far East's required liquid capital was approximately HK$ 14,637,000 ($1,894,000) and it had excess liquid capital of approximately HK$ 12,813,000 ($1,658,000).


NOTE 3 - STOCKHOLDERS EQUITY

     On May 16, 1996 the Company declared a regular quarterly dividend on its Common Stock of $0.025 per share payable on July 12, 1996 to shareholders of record at the close of business on June 28, 1996.


NOTE 4 - SUBSEQUENT EVENTS

     On August 6, 1996 the Company declared a regular quarterly dividend on its Common Stock of $ 0.025 per share payable on September 27, 1996 to shareholders of record at the close of business on September 13, 1996.

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

         In late 1994 and 1995 the Company committed increased capital and hired additional personnel in its Far East operations in Hong Kong and Tokyo. Management believes these expenditures, which negatively affected the Company's net income in 1995, were necessary for future growth of the Company's global securities business. Although both operations operated at a profit for the first six months, management does not expect the operations in Tokyo to operate at a profit during 1996. Management expects to hire additional personnel and invest additional capital as the needs and activities of the Hong Kong and Tokyo operations further develop.

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

THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995.

         The Company incurred operating income before income taxes for the three months ended June 30, 1996 of $651,345, versus an operating loss of ($360,316) in 1995. The operating income is primarily attributable to a 29.8% increase in commission revenues, as well as an increase of 107.2% in investment management fees. The increase in commission revenues is attributed to higher trading volume from the Company's clients, as well as the addition of certain new clients. The increase in investment management fees primarily reflects additional assets under management from existing as well as new clients.

         Operating revenues increased to $16.7 million for three months ended June 30, 1996 from $12.4 million for the three months ended June 30, 1995 (increasing 34.2%). Commission revenues increased to $15.2 million for the three months ended June 30, 1996 from $11.7 million for three months ended June 30, 1995 (increasing 29.8%). This increase resulted primarily from an increase in commission revenues in the U.S. equity and certain Far East markets of $1.2 Million and $1.5 Million respectively.

         Investment management fees increased to $1.4 million for the three months ended June 30, 1996, from $0.7 million in 1995 (increasing 107.2%) as assets under management increased to $4.0 billion as of June 30, 1996 from $3.0 billion as of June 30, 1995.

         Research and other services provided to the Company's brokerage clients during the second quarter 1996 increased 21.2% to $6.8 million as compared to $5.6 million for the same period in 1995. These expenses were 44.5% of commission revenues for the quarter ended June 30, 1996 as compared with 47.7% for the corresponding period in 1995. These expenses increased at a lower rate than commission revenues, primarily due to an increase in commission revenues not associated with soft dollar arrangements (execution-only business) during the three months ended June 30, 1996.

         Clearing, execution, exchange charges and related expenses increased 42.9% to $2.7 million in 1996 from $1.9 million in 1995. These expenses represented 17.8% of commissions in 1996 and 16.2% of commissions in 1995. These expenses increased as a percentage of commissions primarily due to an increase during the quarter in the percentage of commissions generated in certain Far East markets where such expenses are charged at higher rates than comparable U.S. equity trades.

         Employee compensation increased to $4.1 million in 1996 from $3.1 million in 1995 (increasing 34.1%). This resulted primarily from an increase in reserves for discretionary and performance based compensation for the three months ended June 30, 1996.

         Net investment income and other decreased to $0.4 million in 1996 versus $1.0 million in 1995. This decrease resulted primarily from unrealized losses on cash invested in U.S. Government obligations, corporate bonds and securities during the second quarter 1996 versus unrealized gains of $0.7 million during second quarter 1995.

         All other expenses were $2.4 million in the second quarter 1996 compared to $2.2 million in 1995 (increasing 8.6%). This resulted primarily from an increase in the Company's consulting and other professional fees during the quarter ended June 30, 1996.


SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995.

The Company incurred operating income before income taxes for the six months ended June 30, 1996 of $1,683,362, versus an operating loss of ($2,132,755) in 1995. The operating income is primarily attributable to a 32.1% increase in commission revenues without a commensurate increase in expenses associated with research and other services, as well as an increase of 118.9% in investment management fees. The increase in commission revenues is attributable to higher trading volume from the company's clients, as well as the addition of certain new clients. The increase in investment management fees primarily reflects additional assets under management from existing as well as new clients.

         Operating revenues increased to $32.4 million for six months ended June 30, 1996 from $23.8 million for the six months ended June 30, 1995 (increasing 36.2%). Commission revenues increased to $29.8 million for the six months ended June 30, 1996 from $22.5 million for six months ended June 30, 1995 (increasing 32.1%). This increase resulted primarily from an increase in the Company's commission revenues in (1) the U.S. equity and fixed income markets and (2) certain Far East markets of $2.5 million and $3.9 million, respectively.

         Investment management fees increased to $2.5 million for the six months ended June 30, 1996, from $1.2 million in 1995 (increasing 118.9%) as assets under management increased to $4.0 billion at June 30, 1996 from $3.0 billion at June 30, 1995.

         Research and other services provided to the Company's brokerage clients during the six months ended June 30, 1996 increased 7.2% to $13.3 million as compared to $12.4 million for the same period in 1995. These expenses were 44.6% of commission revenues for the six months ended June 30, 1996 as compared with 54.9% for the corresponding period in 1995. Expenses related to research and other services as a percentage of commission revenues for the six months ended June 30, 1996 was less than the comparable period in 1995, primarily due to the following: (1) the incurrence of research and services expense in advance of the realization of related commission revenues during the first quarter 1995, and (2) an increase in commission revenues not associated with soft dollar arrangements during six months ended June 30, 1996.

         Clearing, execution, exchange charges and related expenses increased 47.5% to $5.2 million in 1996 from $3.5 million in 1995. These expenses represented 17.5% of commissions in 1996 and 15.6% of commissions in 1995. These expenses increased as a percentage of commissions primarily due to an increase in the percentage of commissions generated in certain Far East markets where such expenses are charged at higher rates than comparable domestic equity trades.

         Employee compensation increased to $8.0 million in 1996 from $6.0 million in 1995 (increasing 33.3%). This resulted primarily from an increase in reserves for discretionary and performance based compensation and an increase in the compensation of additional personnel hired in the Company's operations in Hong Kong and Tokyo for a full six months in 1996 that were hired during the first half of 1995.

         Net investment income and other decreased to $0.7 million in 1996 versus $1.9 million in 1995. The decrease resulted primarily from unrealized losses of cash invested in U.S. Government obligations, corporate bonds and securities during the six months ended June 30, 1996 versus unrealized gains of $1.3 million during the six months ended June 30, 1995.

         All other expenses were $4.3 million in 1996 compared to $4.0 million in 1995 increasing 5.8%. This resulted primarily from an increase in consulting and other professional fees during the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996 the Company had cash, U.S. Government obligations and accounts receivable of $33.4 million. All receivables from correspondent broker/dealers are fully collectible and no provision for uncollectibles is required.

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

                               HOENIG GROUP INC.
                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                   On September 19, 1995, a complaint was filed in the Supreme Court of the State of New York, County of Westchester, by Thomas C. Hellman against Hoenig Group Inc., Hoenig & Co., Inc. and certain individuals, as directors and officers of Hoenig & Co., Inc. Information regarding this litigation previously was disclosed in Item 3 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995, and was referenced in the Company's Form 10-Q for the first quarter ended March 31, 1996.

ITEM 2.  CHANGES IN SECURITIES

                   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   At the Company's annual meeting of Stockholders held on May 16, 1996, Messrs. Joseph A. D'Andrea, Robert F. Donahue,
                   Max H. Levine and J. Richard Walton, who were nominated by the Board of Directors, were elected to serve as Class II Directors of the Company, each for a three year term. Messrs. Martin F.C. Emmett, Alan B. Herzog, Nigel Johnson-Hill, Robert Spiegel, Nicholas E.E. DeStefano and Ms. Kathryn L. Hoenig continue to serve as Directors after such meeting.
                   The results of the election were as follows: D'Andrea:
                   Voted for-6,851,322, Against-145,683, Abstain-0, Broker Non-Votes 0; Donahue: Voted for-6,864,440, Against-132,565, Abstain-0, Broker Non-Votes 0; Levine: Voted for-6,728,440, Against-268,565, Abstain-0, Broker Non-Votes 0; and Walton:
                   Voted for-6,852,622, Against-144,383, Abstain-0, Broker Non-Votes 0.

                   In addition, the Company's First Amendment to the 1994 Stock Option Plan and the Company's 1996 Employee Stock Purchase Plan were approved. The results of the election were as follows: Amendment to the 1994 Stock Option Plan:
                   Voted for-5,801,744, Against-402,219, Abstain-12,000,
                   Broker Non-Votes 0; 1996 Employee Stock Purchase Plan:
                   Voted for-6,027,167, Against-153,315, Abstain-13,075,
                   Broker Non-Votes 0.

ITEM 5.  OTHER INFORMATION

                NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   Exhibits:    Computation of Earnings Per Share (Exhibit 11)
                                Financial Data Schedule (Exhibit 27)

                   Reports on Form 8-K:  None.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               Hoenig Group Inc.



Date:    August 14, 1996                       Joseph A. D'Andrea
                                               ------------------
                                               Joseph A. D'Andrea
                                               Chairman and Chief
                                               Executive Officer



Date:    August 14, 1996                       Alan B. Herzog
                                               --------------
                                               Alan B. Herzog,
                                               Chief Operating Officer



Date:  August 14, 1996                         Louis T. Lynn
                                               -------------
                                               Louis T. Lynn
                                               Chief Financial Officer and
                                               Principal Financial/Accounting
                                               Officer