Form 10-Q
period 1996-09-30
HOENIG GROUP INC
filed 1996-11-14
CIK 878551

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            -------------------------------------------------------

For Quarter Ended:                         Commission File Number:  0-19619
September 30, 1996

                               HOENIG GROUP INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      13-3625520
---------------------------------                -------------------------
  (State or other jurisdiction                   (I.R.S. Employer I.D. No.)
of incorporation or organization)

Royal Executive Park
4 International Drive
Rye Brook, NY                                                      10573
-----------------------------------------------------------------------------
(Address of principal executive offices)                         (zip code)

                                (914) 935-9000
-----------------------------------------------------------------------------
             (Registrant's Telephone Number, including area code)


-----------------------------------------------------------------------------
                (Former name, former address and former fiscal
                      year is changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

As of November 14, 1996, there were 9,449,810 shares of common stock outstanding.

                               HOENIG GROUP INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                          PAGE
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS
             Consolidated Statement of Financial Condition -
               September 30, 1996 and December  31, 1995 .................   1

             Consolidated Statement of Income -
               Three and Nine Months Ended September 30, 1996 and 1995 ...   2

             Consolidated Statement of Cash Flows -
               Nine Months Ended September 30, 1996 and 1995 .............   3

             Notes to Unaudited Consolidated Financial Statements ........   4

    ITEM 2 - Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition ....................................... 5-7


PART II - OTHER INFORMATION

    ITEMS 1 - 6 ..........................................................   8

    Signatures ...........................................................   9

    Exhibits .............................................................  10

                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 AS OF SEPTEMBER 30, 1996 & DECEMBER 31, 1995
                                  (UNAUDITED)


                                                              SEPTEMBER 30, 1996         DECEMBER 31, 1995
                                                              ------------------         -----------------
ASSETS
Cash & equivalents                                               $16,674,678                 $18,115,361
U.S. Government obligations, at market value                      15,720,639                  11,655,594
Securities owned, at market value                                  1,479,354                   2,231,868
Investment in limited partnerships                                 2,076,182                     998,745
Receivables from correspondent brokers and dealers                 4,530,875                   4,749,703
Exchange memberships - at cost                                       836,250                     836,250
Equipment, furniture and leasehold improvements
  - net of depreciation and amortization                           2,061,510                   1,921,225
Deferred research/services expense                                 1,371,229                     869,923
Other assets                                                       3,632,945                   3,756,806
                                                                 -----------                 -----------
     Total Assets                                                $48,383,662                 $45,135,475
                                                                 ===========                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Payable to brokers and dealers                                   $   206,000                 $   162,428
Accrued research/services payable                                  5,765,178                   4,846,939
Accrued compensation                                               4,308,796                   2,373,905
Accrued expenses                                                     781,139                   2,565,284
Other liabilities                                                    474,114                     728,674
                                                                 -----------                 -----------
     Total Liabilities                                            11,535,227                  10,677,230
                                                                 -----------                 -----------
STOCKHOLDERS' EQUITY
Common stock $.01 par value per share
Voting-authorized 40,000,000 shares
  - 10,709,850 and 10,637,160 issued in
     1996 and 1995 respectively                                      107,149                     106,372
Additional paid in capital                                        25,936,142                  25,724,382
Foreign currency translation adjustment                            (944,291)                   (814,382)
Retained earnings                                                 15,980,950                  14,656,408
                                                                 -----------                 -----------
                                                                  41,079,950                  39,672,780
Less treasury stock at cost - 1,260,040
shares and 1,532,040 shares in 1996 and 1995,
      respectively                                               (4,231,515)                 (5,214,535)
                                                                 -----------                 -----------
     Total Stockholders' Equity                                   36,848,435                  34,458,245
                                                                 -----------                 -----------
     Total Liabilities and Stockholders' Equity                  $48,383,662                 $45,135,475
                                                                 ===========                 ===========

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                   -----------------------------      ---------------------------
                                                       1996             1995               1996           1995
                                                       ----             ----               ----           ----
REVENUES
 Gross commissions                                 $15,806,745       $14,319,459      $45,572,004     $36,850,013
 Investment management fees                          1,553,094           808,952        4,084,931       1,965,413
 Other                                                 114,088            80,056          259,166         216,360
                                                   -----------       -----------      -----------     -----------
     Total operating revenues                       17,473,927        15,208,467       49,916,101      39,031,786
EXPENSES
 Independent research and services                   7,559,472         7,224,742       20,828,355      19,604,022
 Clearing, floor brokerage and
      exchange charges                               2,912,834         2,139,075        8,113,309       5,664,222
 Employee compensation                               4,252,657         3,381,955       12,273,865       9,400,493
 Other                                               2,153,030         1,693,488        6,421,276       5,726,597
                                                   -----------       -----------      -----------     -----------
     Total expenses                                 16,877,993        14,439,260       47,636,805      40,395,334

OPERATING INCOME (LOSS)                                595,934           769,207        2,279,296     (1,363,548)

INVESTMENT INCOME AND OTHER
 Interest, dividends                                   370,371           242,048        1,098,107         876,243
 Gain on investments, other                             42,418           212,872           30,063       1,447,566
                                                   -----------       -----------      -----------     -----------
 Net investment income and other                       412,789           454,920        1,128,170       2,323,809

 Income before income taxes                          1,008,723         1,224,127        3,407,466         960,261
 Provision for income taxes                            399,027           649,015        1,387,664         625,404
                                                   -----------       -----------      -----------     -----------
 Net income                                        $   609,696       $   575,112      $ 2,019,802     $   334,857
                                                   ===========       ===========      ===========     ===========

 Net income per share primary
       and fully diluted                           $       .07       $       .06      $       .22     $       .03
                                                   ===========       ===========      ===========     ===========

Weighted average shares outstanding                  9,333,620         9,806,079        9,282,182       9,807,182
                                                   ===========       ===========      ===========     ===========


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
           NINE MONTHS ENDED SEPTEMBER 30, 1996 & SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                                                             1996                        1995
                                                                             ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                $ 2,019,802              $   334,857
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                608,607                  500,316
Foreign currency translaction adjustment                                      (129,909)                (413,007)
  Issuance of stock options                                                     50,866                   70,446
  Change in unrealized (appreciation)/loss on investments                      238,844               (1,150,577)
Changes in assets and liabilities:
  Securities owned, net                                                        (52,048)                  30,962
  Receivables from correspondent brokers and dealers                           218,828                 (842,976)
  Deferred research/services expense                                          (501,306)              (1,259,033)
  Other assets                                                                 (44,160)                (629,276)
  Payable to brokers and dealers                                                43,572                  (21,852)
  Accrued research/services payable                                            918,239                    3,244
  Accrued compensation                                                       2,171,134                  101,554
  Accrued expenses                                                          (1,784,145)                  17,252
  Other liabilities                                                           (144,472)                 206,871
                                                                           -----------              -----------
Net cash provided by (used in) operations                                    3,613,852               (3,051,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations                                               (4,152,156)               3,193,749
  Investment in limited partnership                                         (1,000,000)                 455,435
  Investment in securities                                                     527,803                1,981,017
  Purchase of equipment, furniture and leasehold
     improvements                                                             (580,870)                (621,582)
                                                                           -----------              -----------
Net cash provided by (used in) investing activities:                        (5,205,223)               5,008,619

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends                                                                   (695,261)                (731,321)
  Issuance of common stock                                                     845,949                    1,550
                                                                           -----------              -----------
  Net cash (used in) financing activities:                                     150,688                 (729,771)

  Net increase (decrease) in cash and equivalents                           (1,440,683)               1,227,629
  Cash and equivalents beginning of period                                  18,115,361               10,379,934
                                                                           -----------              -----------

  Cash and equivalents end of period                                       $16,674,678              $11,607,563
                                                                           ===========              ===========

  Supplemental disclosure of cash flow information:
         Interest paid:                                                    $    32,881              $    97,452
        Taxes paid:                                                        $   707,892              $   493,592


         1996 Non-Cash Item: Conversion of Subordinated Debentures to
                            Common Stock - $62,500

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's December 31, 1995 annual report on Form 10-K.


NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

         Hoenig & Co., Inc., the Company's principal operating subsidiary, is subject to the SEC Net Capital Rule 15c3-1 which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. As of September 30, 1996 Hoenig & Co., Inc.'s net capital ratio was .60 to 1 and its net capital was approximately $10,214,000, which was $9,808,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig & Co., Inc.) capital requirement was JPY 75,000,000 ($673,000). Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement. Limited's financial resources requirement as of September 30, 1996 was approximately British Pounds 702,000 ($1,099,000); it had excess financial resources at such date of approximately British Pounds 611,000 ($956,000). Hoenig (Far East) Limited ("Far East"), is required to maintain liquid capital of the greater of HK$ 3,000,000 ($388,000) or 5% of the average quarterly total liabilities. Far East's required liquid capital was approximately HK$ 13,207,000 ($1,709,000) and it had excess liquid capital of approximately HK$ 14,341,000 ($1,855,000).


NOTE 3 - STOCKHOLDERS' EQUITY

         On August 6, 1996 the Company declared a regular quarterly dividend on its Common Stock of $0.025 per share payable on September 27, 1996 to shareholders of record at the close of business on September 13, 1996.


NOTE 4 - OTHER

         On September 5, 1996, the Board of Directors of the Company increased the number of directorships from ten to eleven, elected Fredric P. Sapirstein to the newly created Class III vacancy on the Board, and elected Mr. Sapirstein as Chairman, President and Chief Executive Officer.

         Pursuant to his Employment Agreement with the Company, Mr. Sapirstein purchased 250,000 shares of the Company's Common Stock from the Company at a purchase price of $3.625 per share and was granted ten-year options on 500,000 shares of Common Stock at an exercise price of $3.625 per share and on 132,500 shares at an exercise price of $5.00 per share. The Employment Agreement obligates the Company to grant Mr. Sapirstein options on an additional 367,500 shares of stock, exercisable at $5.00 per share, subject to approval of an appropriate plan by the shareholders of the Company. The terms of vesting, conditions of exercise, and other terms relating to the options, and the terms and conditions of Mr. Sapirstein's employment, including termination payments required to be made by the Company to Mr. Sapirstein if his employment is terminated under certain conditions, are contained in the Employment Agreement, which was filed as an Exhibit to the Form 8-K filed by the Company on September 16, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         The Company's principal source of revenues is commissions earned for executing trades on behalf of its clients. The Company executes trades in equity securities on all of the world's major stock exchanges, acting as agent for its customers and, in certain instances, as principal and also executes trades in fixed income securities on an agency and riskless principal basis. The Company earns commissions in connection with two principal types of brokerage services: commissions received in exchange for providing research, other services and commission rebates ("Soft Dollar Brokerage") and commissions received solely for execution services ("Execution-Only Brokerage").

         The Company believes that Soft Dollar Brokerage is relatively mature in the United States and the United Kingdom but expects it to grow at a faster rate in foreign markets, particularly in the Far East. Soft dollar ratios (the ratio of commissions received by the Company to the cost of research and other services provided) generally have decreased during the past several years as a result of competition, but they are higher in certain international markets, particularly in the Far East. The Company is able to maintain profit margins on commissions earned in Far East markets that are comparable to the profit margin on U.S. commissions, notwithstanding higher clearing and execution costs in the Far East. The Company's profit margin on Execution-Only Brokerage is higher than that on Soft Dollar Brokerage because the Company does not incur expenses for research and other services in connection with Execution-Only Brokerage.

         In late 1994 and 1995, the Company committed increased capital and hired additional personnel in its Far East operations in Hong Kong and Tokyo in an effort to enhance the Company's global execution capabilities and further develop its client base in Far East markets. Since the end of 1995, the Company has almost doubled the amount of commission revenues earned in Tokyo and Hong Kong. Management expects to hire additional personnel and invest additional capital as the needs and activities of the Hong Kong and Tokyo operations further develop.

         The Company's second largest source of revenues is investment management fees earned by Axe-Houghton Associates, Inc., the Company's investment management subsidiary, in connection with the provision of investment management services to institutional clients. The Company's asset management business has been operating at a profit since November 1995. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of investment management services provided by the Company. The Company will continue to evaluate opportunities to increase assets under management and expand its product line through acquisitions and the hiring of additional personnel.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1995.

         The Company's operating income before income taxes for the three months ended September 30, 1996 was $595,934, versus $769,207 in 1995. The decrease in operating income reflects increases in expenses associated with clearing and execution that were offset by increased commission revenues, and increases in employee compensation and certain non-recurring consulting and other professional expenses incurred during the quarter.

         Operating revenues increased 14.9% to $17.5 million for three months ended September 30, 1996 from $15.2 million for the three months ended September 30, 1995. Commission revenues increased 10.4% to $15.8 million for the three months ended September 30, 1996 from $14.3 million for three months ended September 30, 1995. The increase in commission revenues resulted primarily from an increase in commission revenues in Far East markets. Commission revenues derived from international markets represented 31.1% of the Company's total commissions during the third quarter 1996 as compared to 25.1% for the same period in 1995.

         Investment management fees increased 92.0% to $1.6 million for the three months ended September 30, 1996, from $0.8 million in 1995 based on increased assets under management of $4.1 billion as of September 30, 1996, as compared with $3.3 billion as of September 30, 1995. This increase in management fees is attributable to increased assets under management and a higher average fee rate as compared to the same period in 1995.

         Research and other services provided to the Company's brokerage clients during the third quarter 1996 increased 4.6% to $7.6 million from $7.2 million for the same period in 1995. These expenses were 47.8% of commission revenues for the quarter ended September 30, 1996 as compared with 50.5% for the corresponding period in 1995. These expenses increased at a lower rate than commission revenues, primarily due to an increase in Execution-Only Brokerage during the three months ended September 30, 1996.

         Clearing, execution, exchange charges and related expenses increased 36.2% to $2.9 million in 1996 from $2.1 million in 1995. These expenses represented 18.4% of commissions in 1996 and 14.9% of commissions in 1995. The increase in these expenses as a percentage of commissions is primarily due to an increase during the quarter in the percentage of commissions generated in certain Far East markets, where such expenses are charged at higher rates than comparable U.S. equity trades.

         Employee compensation increased 25.7% to $4.3 million in 1996 from $3.4 million in 1995. This resulted primarily from an increase in reserves for discretionary and performance-based compensation for the three months ended September 30, 1996.

         All other expenses increased 27.1% to $2.2 million in the third quarter 1996, compared to $1.7 million in 1995. This resulted primarily from certain non-recurring consulting and other professional fees during the quarter ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1995.

         The Company's operating income before income taxes for the nine months ended September 30, 1996 was $2,279,296, versus an operating loss of ($1,363,548) in 1995. The increase in operating income is primarily attributable to a 23.7% increase in commission revenues without a commensurate increase in expenses associated with research and other services, as well as a 107.8% increase in investment management fee revenues.

         Operating revenues increased 27.9% to $49.9 million for nine months ended September 30, 1996 from $39.0 million for the nine months ended September 30, 1995. Commission revenues increased 23.7% to $45.6 million for the nine months ended September 30, 1996 from $36.9 million for nine months ended September 30, 1995. The increase in commission revenues resulted from higher trading volume in all of the major markets in which the Company operates, with the greatest increases in Far East markets. Commission revenues derived from international markets for the period represented 32.2% of the Company's total commissions, as compared to 23.8% for the same period in 1995.

         Investment management fees increased 107.8% to $4.1 million for the nine months ended September 30, 1996, from $2.0 million in 1995 as assets under management increased to $4.1 billion at September 30, 1996 from $3.3 billion at September 30, 1995. The increase in investment management fees reflects increased assets under management, resulting from the receipt of new assets and appreciation on existing assets, and an increase in the average investment management fee rate. Approximately 36.0% of the increase in assets under management since September 30, 1995 represents assets managed at the Company's highest fee rates.

         Research and other services provided to the Company's brokerage clients during the nine months ended September 30, 1996 increased 6.2% to $20.8 million as compared to $19.6 million for the same period in 1995. These expenses were 45.7% of commission revenues for the nine months ended September 30, 1996 as compared with 53.2% for the corresponding period in 1995. Expenses related to research and other services as a percentage of commission revenues for the nine months ended September 30, 1996 was less than the comparable period in 1995, primarily due to two factors: certain quarterly anomalies in the timing of when research expenses were incurred relative to the receipt of commissions in 1995 and an increase in Execution-Only Brokerage during the nine months ended September 30, 1996.

         Clearing, execution, exchange charges and related expenses increased 43.2% to $8.1 million in 1996 from $5.7 million in 1995. These expenses represented 17.8% of commissions in 1996 and 15.4% of commissions in 1995. These expenses increased as a percentage of commissions primarily due to an increase in the percentage of commissions generated in certain Far East markets where such expenses are charged at higher rates than comparable U.S. equity trades.

         Employee compensation increased 30.6% to $12.3 million in 1996 from $9.4 million in 1995. This increase primarily is attributable to an increase in reserves for discretionary and performance-based compensation and the full year effect of the addition of personnel in the Company's operations in Hong Kong and Tokyo during 1995.

         Net investment income and other decreased to $1.1 million in 1996 versus $2.3 million in 1995. This decline reflects significant unrealized gains on cash invested in U.S. Government obligations, corporate bonds and securities during the nine months ended September 30, 1995, which was not the case during the same period in 1996.

         All other expenses increased 12.1% to $6.4 million in 1996 compared to $5.7 million in 1995 primarily as a result of an increase in consulting and other professional fees incurred during the nine-months ended September 30, 1996. Approximately 46% of these consulting and other professional expenses are non-recurring.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996 the Company had cash, U.S. Government obligations, accounts receivable and securities at market of $38.4 million. All receivables from correspondent broker/dealers are fully collectible and no provision for uncollectibles is required.

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

                               HOENIG GROUP INC.
                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 11, 1996, the Supreme Court of the State of New York, County of Westchester, granted summary judgment in favor of defendants, Hoenig Group Inc. and Hoenig & Co., Inc., and dismissed in its entirety the complaint filed by Thomas C. Hellman. Mr. Hellman has filed a notice of appeal and a motion to reargue this decision. Information regarding this litigation previously was disclosed in
         Item 3 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 and was referenced in the Company's Form 10-Q for the second quarter ended June 30, 1996.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits: Computation of Earnings Per Share (Exhibit 11)
                   Financial Data Schedule (Exhibit 27)

         Reports on Form 8K: Item 5 Other.

         On September 5, 1996, the Board of Directors of the Company increased the number of directorships from ten to eleven, elected Fredric P. Sapirstein to the newly created Class III vacancy on the Board, and elected Mr. Sapirstein as Chairman, President and Chief Executive Officer. Also on September 5, 1996, the Company and Mr. Sapirstein executed an employment agreement, pursuant to which Mr. Sapirstein purchased shares of the Company's Common Stock and was granted stock options. The employment agreement was attached as an exhibit to the Form 8-K.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                Hoenig Group Inc.



Date:    November 14, 1996                      Fredric P. Sapirstein
                                                -------------------------
                                                Fredric P. Sapirstein
                                                Chairman and Chief
                                                Executive Officer



Date:    November 14, 1996                      Alan B. Herzog
                                                -------------------------
                                                Alan B. Herzog,
                                                Chief Operating Officer



Date:  November 14, 1996                        Louis T. Lynn
                                                -------------------------
                                                Louis T. Lynn
                                                Chief Financial Officer and
                                                Principal Financial/Accounting
                                                Officer