Form 10-K
period 1996-12-31
HOENIG GROUP INC
filed 1997-03-31
CIK 878551

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:      DECEMBER 31, 1996
COMMISSION FILE NUMBER 0-19619

                               HOENIG GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                              13-3625520
 (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

ROYAL EXECUTIVE PARK, 4 INTERNATIONAL DRIVE, RYE BROOK, NEW YORK      10573
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (914) 935-9000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                            PAR VALUE $.01 PER SHARE



                          ---------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                            X  Yes       No
                           ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           X   Yes       No
          ---        ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1997: Common Stock par value $.01 per share, $24,805,529.

         As of March 24, 1997 there were 9,550,477 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
         Selected portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III as set forth herein.

                                     PART I

Item 1.  Business

GENERAL
         Hoenig Group Inc., through its wholly-owned brokerage subsidiaries, Hoenig & Co., Inc. ("Hoenig"), Hoenig & Company Limited ("Limited") and Hoenig (Far East) Limited ("Far East"), provides global securities brokerage, marketing and distribution of proprietary and independent third-party research and related services to institutional investors. Through its investment advisory subsidiary, Axe-Houghton Associates, Inc. ("Axe-Houghton"), the Company provides professional investment management to public and corporate employee benefit plans, investment partnerships and other institutional clients. The term "Company" refers to Hoenig Group Inc. and its subsidiaries, Hoenig, Limited, Far East and Axe-Houghton. The Company's brokerage clients are primarily banks, insurance companies, corporations, employee benefit plans, mutual funds, investment advisers, hedge funds, investment partnerships and other investment professionals. The Company provides its clients with execution services for equity and fixed income securities transactions. Approximately 84% of those services are provided in connection with the provision of independent, third-party research products and services and directed brokerage arrangements.

         The Company conducts business from its headquarters in Rye Brook, New York, its international offices in London, Tokyo and Hong Kong and its regional offices in New York and Boston. Through its subsidiaries, the Company is a member of the New York Stock Exchange ("NYSE"), all major regional U.S. exchanges, the London Stock Exchange ("LSE") and The Stock Exchange of Hong Kong, and is an associate member of the American Stock Exchange. See Note 10 to the Financial Statements for specific information regarding operating revenues and operating profits by location and geographic region.


GLOBAL SECURITIES BROKERAGE

         INDEPENDENT RESEARCH

         The principal activity of the Company is the marketing and distribution of third-party research and services to professional investment managers in exchange for a commitment to direct securities trades which generate specified amounts of commission revenues ("Independent Research Arrangements"). These types of arrangements are sometimes referred to as soft dollar arrangements.

         An important aspect of the Company's business involves identifying independent sources of investment research and information which add value to its customers' investment decision-making process. The Company seeks research services from private research groups, independent analysts, information services organizations and other entities in the United States and overseas and collaborates with these providers to obtain products and services that assist the Company's investment management clientele in carrying out their investment management responsibilities. The Company presently obtains research products and services from over 300 independent sources and regularly communicates the availability and suitability of these products and services to its clients.

         Through its relationships with independent research analysts and service providers, the Company offers a wide variety of specialized and sophisticated research products, including fundamental research, economic research and forecasting, quantitative analysis, global research services, quotation, news and fixed income research services, software for securities analysis, portfolio management and performance measurement services. Many of these services are available from other brokerage firms, including specialty firms offering only independent research, as well as firms that provide proprietary research.

         The Company's relationship with independent research providers is typically one in which the research organization agrees to supply research products or services to the Company's customers for a specified period of time (generally one year or less), and the Company agrees to pay for such research. Some of these relationships, particularly those with organizations which supply quotation, news and database systems, are contractual in nature. The Company's business is not dependent on any one or select number of research organizations; however, collectively, quotation, news and database systems represent a significant portion of the independent research provided by the Company, the loss of which could materially affect the Company's business.

         DIRECTED BROKERAGE

         The Company also engages in directed brokerage arrangements with certain institutional investors, particularly corporations, pension plans and investment limited partnerships. A directed brokerage arrangement is a contractual arrangement between a brokerage firm and its customer whereby the broker agrees to pay for certain direct expenses of the customer, such as custodian fees, or to refund to the customer a portion of commissions paid in consideration of the customer directing commission business to the broker ("Directed Brokerage Arrangement"). These types of arrangements are commonly known as Directed Brokerage because the customer typically instructs its money managers to direct trades for the customer's account to the broker with whom the customer has a Directed Brokerage Arrangement. In the case of pension plans, Directed Brokerage Arrangements often involve the payment of commission refunds to the pension plan and thus are often referred to as "commission recapture" programs. The term "soft dollars" sometimes is used to describe directed brokerage arrangements.

         The Company's general practice is to require between $1.50 and $2 in commissions for every $1 in research, other services and commission refunds provided under Independent Research Arrangements and Directed Brokerage Arrangements. This ratio is not fixed and may vary on an individual customer basis. The ratio the Company charges its customers has been, and continues to be, under competitive pressure in the United States as well as in the United Kingdom, Europe and the Far East.

         The Company's commission rates and ratios generally are negotiated between the Company's brokers and customers, and vary with the volume and nature of trading involved. The Company believes that its ability to provide customers with domestic and international execution capabilities is an important factor in its ability to compete for customers seeking Independent Research Arrangements and Directed Brokerage Arrangements. The Company typically provides a periodic global statement to each customer, which allows the customer to easily track the research and other services provided, the commission commitment to the Company and the commissions generated to date.

         Although these are extremely competitive businesses, management believes that by emphasizing its global execution capabilities and marketing activities it will be able to compete effectively for Independent Research and Directed Brokerage business. Accordingly, the Company has devoted additional resources, in terms of both capital and personnel, to developing its Hong Kong and Tokyo operations. The Company also has committed resources to enhancing its information systems to meet customer reporting and other business needs. The Company expects to continue to devote resources to its Asian operations as well as to establishing execution capabilities in emerging markets, actively working with independent research service providers in marketing and distributing their research products and further developing its information systems capabilities.

         PROPRIETARY RESEARCH

         During 1996, the Company broadened the range of brokerage services it offers by developing a proprietary research capability. In October 1996, Hoenig hired Dr. Robert Barbera, a noted Wall Street economist and strategist, as its Chief Economist, and Dr. Barbera's colleague, Jose Rasco, as Economist. Together, Dr. Barbera and Mr. Rasco have over 25 years of experience in providing top-down economic research and market analysis to institutional investment professionals.

         Dr. Barbera and Mr. Rasco produce a weekly report, which discusses global economic events and market developments, as well as provides economic forecasts. In addition, they also produce interim reports which address important economic and market developments as they occur and periodically consult with customers on a range of global economic issues and market trends.

         The Company provides its customers with this proprietary economic research and access to its economists in the traditional Wall Street manner, with the expectation that customers will direct commission business to the Company. Unlike Independent Research Arrangements, the Company does not expect a specified amount of commissions from a customer in return for its proprietary economic research, nor does the Company generally put a dollar price on this research or offer to sell it for cash rather than commissions.

         EXECUTION-ONLY SERVICES

         The Company derived approximately 16% of its commission revenues in 1996, and 13% in 1995 and 1994, from Execution-Only Brokerage. Execution-Only Brokerage refers to the execution of equity trades for customers on a competitive commission rate basis and the execution of transactions in fixed income securities as riskless principal. These types of transactions include corporate stock repurchase programs and accumulations or liquidation's of large blocks of equity and fixed income securities on a discrete basis. In addition, the Company generates Execution-Only Brokerage in fixed income securities by identifying merchandise (i.e., fixed income securities) available in the market that may meet their particular portfolio needs. This is a growing part of the Company's Execution-Only Brokerage business.

         SALES AND MARKETING

         As of December 31, 1996, the sales and marketing staff for the Company's global brokerage business was comprised of fourteen (14) full-time professionals: eight (8) in the United States, two (2) in London, three (3) in Tokyo and one (1) in Hong Kong. These individuals manage established customer relationships and solicit new business for the Company's brokerage services. In doing so, the sales and marketing staff works to identify investment styles, trading techniques, and research requirements of customers.

         The sales and marketing representatives are important to the Company's Independent Research business because they serve as a link between new research service providers and existing or potential customers. They work closely with the Company's customers to identify which products and services suit their investment needs and continuously seek to introduce independent research products and other services to existing and prospective customers. An important facet of the relationship between the Company and research providers is the active cooperation the Company provides in marketing. The Company consults with these organizations on marketing questions and periodically identifies new research requirements. Almost all of the Company's research relationships are non-exclusive arrangements.

         Similarly, the Company's sales and marketing personnel seek to introduce the Company's proprietary economic research to customers. They also promote and sell the Company's other brokerage services, including its Execution-Only Brokerage services.

         BROKERAGE AND CUSTODY

         The Company does not maintain custody or possession of customer funds or securities, except with respect to transactions in securities listed on The Stock Exchange of Hong Kong. Custody of assets of institutional customers is normally maintained by banks, trust companies, large brokerage firms or other custodians selected by each customer. Transactions for such customers generally are settled on a delivery-versus-payment or receipt-versus-payment basis directly with the customer through the Company's clearing agents or settlement accounts. The assets of some customers are maintained in the custody of the Company's clearing agents. The Company is thus relieved of many of the significant regulatory and administrative burdens associated with the custody or possession of customer assets.

         The Company introduces on a fully-disclosed basis all accounts trading in U.S. equity and fixed income securities through Sanford C. Bernstein & Co., Inc. ("Bernstein"). Under the Company's clearing arrangement, Bernstein performs administrative functions with respect to transactions of the Company's customers, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Bernstein also extends margin credit to some of the Company's brokerage customers. The Company has a similar arrangement (other than the extension of margin credit) with Pershing & Co. Ltd. in London for accounts trading in the United Kingdom and certain European securities markets. The Company pays a fee to its clearing and settlement agents based on a fixed amount per transaction. Commissions, net of clearing expenses, are paid on a monthly basis by the clearing agents to the Company.

         In November 1996, Far East became a member of The Stock Exchange of Hong Kong, and as a result became a member of the Central Clearing and Settlement System (CCASS) in December 1996. As a member of CCASS, Far East is self-clearing only with respect to transactions in securities listed on The Stock Exchange of Hong Kong. The Company also maintains settlement accounts with various banks and brokerage firms throughout the world with respect to transactions in other Asian securities. Transactions for Far East customers generally are settled on a delivery-versus-payment or receipt-versus-payment basis directly with the customer or the customer's custodian.

ASSET MANAGEMENT AND BUSINESS DEVELOPMENT

         Axe-Houghton, an asset management company registered as an investment adviser under the Investment Advisers Act of 1940, provides professional investment management for public and corporate employee benefit plans and other institutional clients and also acts as the general partner of two investment limited partnerships. It specializes in active small capitalization growth equity and active fixed income investment management, international indexing through the use of American Depositary Receipts (ADRs), and large capitalization value management.

         As of December 1996, Axe-Houghton's assets under management were $4.27 billion, as compared with $3.61 billion at the end of 1995. The greatest growth in assets during 1996 occurred in assets managed in small capitalization growth equities. Approximately $1.46 billion of assets under management at December 31, 1996 and $1.27 billion of assets under management at December 31, 1995 represent temporary assignments from one client, which are intended to be of limited duration. One of these temporary assignments, representing $1.1 billion in assets under management, ended in mid-February 1997. Assets under management as of February 28, 1997 were $3.36 billion.

         Axe-Houghton's marketing department is comprised of three full-time professionals. These individuals work directly with potential clients, as well as various investment management consulting firms, to introduce Axe-Houghton's different investment styles and performance records to institutional clients. They also provide administrative services to client accounts.

         The Company intends to continue to seek and evaluate, through acquisition or otherwise, opportunities in investment management and other financial service businesses which complement the Company's existing businesses.

EMPLOYEES

         At December 31, 1996, the Company employed one hundred fifteen (115) persons on a full-time basis, of whom ten (10) were in executive positions, thirty (30) in floor positions or positions as brokers, sixteen (16) in sales and marketing positions, fourteen (14) in accounting, legal and compliance positions, eight (8) in investment positions and thirty-seven (37) in clerical or other positions. Of the one hundred fifteen (115) employees, sixty-eight
(68) are employed by Hoenig, including twelve (12) in Tokyo, six (6) by Hoenig Group Inc., fourteen (14) by Axe-Houghton, fourteen (14) by Far East, and the remaining thirteen (13) are employed by

Limited. All of the Company's offices engage in both marketing and brokerage activities. The Company considers its relations with employees to be good.

         On September 5, 1996, the Company appointed Fredric P. Sapirstein as Chief Executive Officer and Chairman of the Company's Board of Directors. The Company expects to hire additional sales and marketing professionals in its brokerage and asset management operations in 1997.

CUSTOMER RELATIONSHIPS

         The Company has existing brokerage relationships with over 500 institutional customers worldwide. The Company's 10 and 20 largest customers accounted for 29.2% and 40.8%, respectively, of total revenues for the year ended December 31, 1996 and 28.0% and 41.6%, respectively, of the total revenues for the year ended December 31, 1995. A significant percentage of the Company's largest customers are investment limited partnerships and private investment funds. No single customer accounted for 10% or more of the Company's revenues for the years ended December 31, 1996, 1995 and 1994.

         The Company believes that its brokerage customer list is broadly based and not dependent on any one sector of the market. Approximately 68% of the Company's brokerage business is executed in U.S. markets and the majority of its customers are located in the United States. The Company's ability to allow its customers to execute securities transactions in the world's major markets reduces its reliance on volume and trading in any one particular market. Sales and marketing personnel located in the Company's international offices are responsible for developing local customer relationships which help to diversify the Company's customer base.

         The Company maintains a limited number of retail brokerage accounts. These accounts are primarily the accounts of employees (who generally are required to trade through the Company), relatives and friends of the Company. The Company does not compete for retail business.

         As of December 31, 1996, the Company had thirty-eight (38) advisory clients which maintained fifty (50) investment advisory accounts. Four of these accounts are maintained by affiliates. Two of these accounts, representing $1.46 billion in assets under management as of December 31, 1996, are temporary assignments from one client. These temporary assignments are intended to be of a limited duration. In mid-February 1997, one of these assignments, representing $1.1 billion in assets, ended.

COMPETITION

         The institutional brokerage and investment management businesses are very competitive. The Company's brokerage business competes directly and indirectly with independent specialty firms as well as traditional full service brokerage firms, both domestic and foreign, that offer Independent Research and engage in Directed Brokerage. In addition, the Company competes directly with traditional full service firms that offer economic research and forecasting similar to the Company's proprietary economic research and research similar to the Independent Research provided by the Company. In competing for Execution-Only Brokerage, the Company generally does not make position bids or offers or otherwise commit its capital to trading. Consequently, the Company may not be able to compete for brokerage business in cases where another broker-dealer commits its own capital.

         The Company believes it successfully competes for brokerage business because of the quality of its trade execution, its global execution capabilities, and the variety and quality of the independent and proprietary research and other services it provides. The Company believes that important competitive factors in the securities brokerage business are the ability of professional personnel to understand and anticipate the customer's requirements and expectations and to provide quality services at competitive prices. The Company must meet price competition commensurate with the products and level of service it offers.

         The Company's asset management business competes with registered investment advisers, full service brokerage firms, mutual funds, investment counselors and other investment professionals. A significant number of these competitors have greater capital and other resources than the Company and offer clients a broader range of asset management disciplines and products. Some of the competing firms offer these services at rates lower than those offered by the Company. The Company believes that it successfully competes with other investment professionals because of the quality of the portfolio management services it provides, which often is more important to attracting and retaining investment management clients than the fee rate charged.

         The low capital requirements of the institutional agency brokerage and asset management businesses mean that there are no true financial barriers to entry into these businesses. However, the Company's relationships with major institutional investors and direct lines of communication to these institutional investors are not easily duplicated. Established U.S. and international brokerage firms as well as independent specialty firms are the most likely candidates to compete successfully for customers seeking Independent Research Arrangements and Directed Brokerage Arrangements. However, for some full service firms, this business line is not their primary business and may conflict with their existing operations.

REGULATION

         The Company is subject to extensive regulation under U.S. federal and state law and by certain U.S. self-regulatory bodies including the NYSE and various other stock exchanges, the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers, Inc. ("NASD") and several foreign regulatory bodies. The Company's United States brokerage subsidiary, Hoenig, is registered as a broker-dealer with the SEC and the NASD. The Company's brokerage operations are subject to regulation by self-regulatory organizations, including NASD Regulation, Inc. and the NYSE, which has been designated by the SEC as the primary regulator of the Company's largest operating subsidiary, Hoenig. The Company's brokerage subsidiaries are registered as broker-dealers in a number of states and countries. Axe-Houghton is registered as an investment adviser with the SEC and in a number of states. Limited is subject to regulation by the Securities and Futures Authority ("SFA") and the LSE. Far East is registered as a dealer and investment adviser with the Securities and Futures Commission ("SFC") in Hong Kong and is a member of The Stock Exchange of Hong Kong. Hoenig's Tokyo office is subject to regulation by the Japanese Ministry of Finance and the Japan Association of Securities Dealers by virtue of its status as a branch office.

         Broker-dealers and investment advisers are subject to regulation covering virtually all aspects of their businesses. These regulatory authorities have adopted rules that govern the securities industry and, as a normal part of their procedures, conduct periodic examinations of the Company's securities and investment management operations. Additional legislation, changes in rules promulgated by the SEC, the SFA or the SFC or any self-regulatory organization, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of the Company. In the United States, brokerage firms and investment advisers are also subject to regulation by state securities commissions in the states in which they conduct business. These regulatory authorities, including state securities commissions, may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer or investment adviser, its officers or employees. In October 1996, the Congress adopted the National Securities Markets Improvement Act of 1996, which generally preempts state regulation of certain investment advisers and securities offerings. This Act limits the extent to which individual States may regulate certain types of offerings and registered investment advisers with $25 million or more in assets under management. This portion of the Act is expected to take effect in July 1997.

         In the United States, the provision of research to investment professionals in consideration of commission business is conducted in reliance upon the safe harbor provided under Section 28(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The protections of Section 28(e) apply equally to the provision of independent research as well as proprietary research.

         Section 28(e) permits money managers and other investment fiduciaries to obtain research from a broker in exchange for portfolio commissions. It provides, in effect, that it is not a breach of fiduciary duty for an investment manager to cause an account over which it has investment discretion to pay a broker a commission in excess of the amount of commission another broker would have charged for effecting the transaction if the investment manager determined in good faith that the amount of commission was reasonable in relation to the value of the brokerage and research services provided by such broker. The safe harbor protection of Section 28(e) does not extend to transactions where the broker-dealer executes the transaction as principal or in a riskless principal transaction. It also does not apply to Directed Brokerage Arrangements, which generally are governed by contractual agreement and State or Federal laws, including the Employee Retirement Income Security Act of 1976 ("ERISA").

         The SEC from time to time has been urged by competitors of the Company and others to seek Congressional reconsideration of Section 28(e) or narrow its scope through interpretation. Most recently, in November 1996, the SEC's Office of Compliance, Inspection and Examinations began conducting special examinations of the soft dollar practices of hundreds of brokerage firms, investment advisers and mutual funds throughout the United States. The SEC has stated that the purpose of the examinations is twofold: to gather facts about soft dollar practices and to uncover non-compliance with existing guidelines and bring enforcement actions.

         The SEC staff has stated that it expects to conclude its examinations by the end of March 1997, but has not yet specified what, if any, action it will recommend. The SEC has not proposed specific rule changes or issued new interpretations relating to soft dollar practices. In November 1996, the SEC withdrew previously proposed amendments to rules under the Investment Adviser's Act of 1940 which would have required investment advisers to disclose to their clients the identity of brokers they use to execute client trades, the percentage of total commission business done with each broker, the average commission per share paid and a description of all research and other services received by the adviser from the broker. It is therefore difficult to assess the effect, if any, that these special examinations will have on the Company's brokerage business. Any changes that limit the definition of research provided in Section 28(e) or exclude independent research from that definition would have a material adverse effect on the Company's Independent Research business and place it at a competitive disadvantage as compared to brokerage firms with greater proprietary research capabilities.

         On July 1, 1997, sovereignty over Hong Kong will be transferred from the United Kingdom to the People's Republic of China, and Hong Kong will become a Special Administrative Region of China. It is unclear what, if any, political and economic changes may result from this transfer or what effect, if any, the transfer may have on the Company's business.

NET CAPITAL REQUIREMENTS

         Hoenig is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act. This rule requires that Hoenig maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 1996, Hoenig's net capital ratio was .67 to 1. The capital requirement of Hoenig's Tokyo branch office at December 31, 1996 was (Y) 78,000,000 ($673,000). In accordance with new rules which took effect January 1, 1996, Limited is required to maintain financial resources, as defined, of at least 110% of its capital requirement. The new rules have not had a material effect on Limited's financial resource requirement. Far East is required to maintain liquid capital of the greater of HK$3,000,000 ($388,000) or 5% of the average quarterly liabilities. The table below summarizes the capital requirements for each subsidiary:

                                   Minimum                     Actual
                              Required Capital                 Capital                    Excess of Requirement
                              ----------------                 -------                    ---------------------

Hoenig & Co., Inc.                        $  512,000                       $11,438,000                        $ 10,926,000

                       (pounds                         (pounds                            (pounds
Hoenig & Co., Limited   sterling 318,000) $  545,000    sterling 1,152,000) $1,973,000     sterling 834,000)  $  1,428,000

Hoenig Far East Ltd.   (HK$ 10,851,000)   $1,403,000   (HK$22,041,000)      $2,850,000    (HK$11,191,000)     $  1,447,000


         Axe-Houghton has similar net capital requirements with respect to its registrations in various states. Its maximum net capital requirement is $50,000. It is not clear what, if any, net capital requirements Axe- Houghton will have after the National Securities Markets Improvement Act of 1996 takes effect.

Item 2.  Properties

         The Company's headquarters occupies office space of approximately 25,000 square feet at Royal Executive Park, 4 International Drive, Rye Brook, New York 10573, including 12,000 square feet under a lease which expires on May 31, 2002 and 13,000 square feet under a lease which expires in August 1999. In February 1997, the Company entered into a lease expiring on May 31, 2002 with respect to an additional 2,950 square feet at Royal Executive Park. In addition, the Company leases office space in New York, Boston, London, Hong Kong, and Tokyo totaling 8,250 square feet. These leases expire or are terminable at various times through 1998.

Item 3.  Legal Proceedings

         On September 19, 1995, a complaint was filed in the Supreme Court of the State of New York, County of Westchester, by Thomas C. Hellman against Hoenig Group Inc. ("Hoenig Group"), Hoenig, Robert F. Donahue, Alan B. Herzog, Ronald H. Hoenig, Thomas J. Compono, Stephen D. Garrow, Max H. Levine and Robert Spiegel as directors and officers of Hoenig. The complaint sought specific performance of a 1987 agreement to sell to plaintiff Hellman, a former officer, director and shareholder of Hoenig, 14% of the common stock of Hoenig and sought an unspecified amount of dividends or other moneys which allegedly had accrued on the stock. On January 30, 1996, the court dismissed the claims against defendants Donahue, Herzog, Compono, Garrow, Levine and Spiegel, but denied the motions of Hoenig Group and Hoenig to dismiss the balance of the complaint for failure to provide sufficient evidence. On or about March 8, 1996, plaintiff Hellman amended the complaint to add allegations of breach of contract, conversion and fraud and to seek an accounting, $5 million in compensatory damages and $5 million in punitive damages. Hoenig Group and Hoenig answered the complaint, denied its substantive allegations, and filed a motion for summary judgment seeking dismissal. On September 11, 1996, the Supreme Court of the State of New York, County of Westchester, granted summary judgment in favor of defendants Hoenig Group Inc. and Hoenig and dismissed the amended complaint in its entirety. Mr. Hellman filed a motion to reargue this decision, which was denied on December 13, 1996. He also filed a notice of appeal of the decision granting summary judgment in favor of Hoenig Group Inc. and Hoenig, which is still pending. Information regarding this litigation previously was disclosed in Item 3 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 and was referenced in the Company's Forms 10-Q for the second quarter ended June 30, 1996 and third quarter ended September 30, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

         The Company's common stock ("Common Stock") is listed on National Association of Securities Dealers Automatic Quotation System ("NASDAQ") under the symbol HOEN.

         The following table sets forth the high and low sales prices for the securities as reported by NASDAQ for the eight quarters ending December 31, 1996.


                                                       DIVIDENDS
PERIOD ENDED                        COMMON STOCK       PER SHARE
------------                       ----------------    ---------
                                    HIGH      LOW
                                   ------    ------

March 31, 1995                    $3.625    $  2.75      $.025
June 30, 1995                       3.75      2.625       .025
September 30, 1995                  3.75       2.75       .025
December 31, 1995                  4.375      3.125       .025

March 31, 1996                      4.25        3.0       .025
June 30, 1996                       4.75        3.0       .025
September 30, 1996                  4.50      3.375       .025
December 31, 1996                  5.375       3.75       .025



         Based on information supplied by Continental Stock Transfer & Trust Company, the Company's transfer agent, the Company believes that there were approximately 737 holders of record and beneficial owners of Common Stock on March 24, 1997. The closing price of the Common Stock was $4.75 on March 24, 1997.

         On February 20, 1997, the Company's Board of Directors voted to discontinue the payment of a regular quarterly dividend of $0.025 per share.

Item 6.  Selected Financial Data

                      SUMMARY CONSOLIDATED FINANCIAL DATA1
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                            Year ended December 31,
                                          -------------------------------------------------------------------------
                                             1996           1995             1994           1993          1992
                                             ----           ----             ----           ----          ----

INCOME STATEMENT
Operating revenues                        $70,030        $53,527          $59,046        $58,371       $51,410
Operating income (loss)                     3,230         (1,862)           4,594          7,231         5,417
Net investment income (loss) & other        1,737          7,252             (121)         1,945         2,138
Income before income taxes                  4,967          5,389            4,473          9,176         7,555
Net income                                  2,887          4,919            2,596          5,347         4,402
Net income per share                          .31            .50              .25            .45           .38
Dividends per share                           .10            .10             .125            .10          ----
Weighted average shares outstanding         9,391          9,808           10,263         12,320        12,621

BALANCE SHEET DATA
Total assets                               51,528         45,135           40,573         45,474        34,233
Stockholders' equity                       37,851         34,458           33,034         33,992        29,428


--------------------------
1 Certain reclassifications have been made to Income Statement balances prior to 1994 to conform to the 1994 Income Statement presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS

         Hoenig Group Inc. provides global securities brokerage to institutional clients through its wholly-owned brokerage subsidiaries in the United States, United Kingdom and Hong Kong. The Company's wholly-owned subsidiary, Axe-Houghton Associates, Inc., provides professional investment management to public and corporate employee benefit plans, investment partnerships and other institutional clients.

          The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on all of the world's major stock exchanges, acting as agent for its customers and, in certain instances as principal, and also executes trades in U.S. fixed income securities on an agency and riskless principal basis.
The Company earns commissions in connection with four principal types of brokerage services: commissions received in exchange for providing independent research and other services to investment managers ("Independent Research Arrangements"), commissions received in exchange for paying expenses of, or commission refunds to, the customer ("Directed Brokerage"), commissions received in exchange for providing the Company's proprietary research; and commissions received for execution-only services ("Execution - Only Brokerage"). See "Business - Global Securities Brokerage - Independent Research", "- Directed Brokerage", "- Proprietary Research" and "- Execution-Only Services".

         The Company believes that the business of providing Independent Research and Directed Brokerage Arrangements is relatively mature in the United States and the United Kingdom, but expects it to grow at a faster rate in foreign markets, particularly in the Far East. Ratios relating to Independent Research and Directed Brokerage Arrangements (the ratio of commissions received by the Company to the cost of research and other services provided or commission refunds paid) generally have decreased during the past several years as a result of competition, but they are higher in certain international markets, particularly in the Far

East. The Company is able to maintain profit margins on commissions earned in Far East markets that are comparable to the profit margin on U.S. commissions, notwithstanding higher clearing and execution costs in the Far East. The Company's profit margin on Execution-Only Brokerage is higher than that on Independent Research and Directed Brokerage Arrangements because the Company does not incur direct expenses for research and other services in connection with Execution-Only Brokerage. The percentage of the Company's commission revenues attributed to Execution-Only Brokerage increased to 16% in 1996 as compared with 13% in both 1995 and 1994.

         The Company's earnings in any year are affected by its ability to collect commissions under Independent Research and Directed Brokerage Arrangements on a timely basis, since revenues are recorded only when earned. The timing of the collection of these commissions could affect year to year earnings.

         In late 1994 and 1995, the Company committed increased capital and hired additional personnel in its Hong Kong and Tokyo operations in an effort to enhance the Company's global execution capabilities and further develop its client base in Far East markets. During 1996 the Company more than doubled the amount of commission revenues earned by its Far East Operations. See
Note 10 to the Financial Statements for information regarding operating revenues and operating profits by location and geographic region. Generally the costs of doing business are higher in certain international markets.
In particular, the Company has experienced higher operating costs in Tokyo and Hong Kong. Notwithstanding those higher costs, the Company's Far East operations were profitable in 1996 as a result of significantly increased revenues.

         The Company's second largest source of revenues is investment management fees earned by Axe-Houghton Associates, Inc., the Company's asset management subsidiary, in connection with the provision of asset management services to institutional clients. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company. At December 31, 1996, Axe-Houghton had $4.27 billion in assets under management, of which approximately $1.46 billion represents temporary assignments that are of limited duration. The temporary assignments represented $1.27 billion of the assets under management at December 31, 1995. Approximately $1.1 billion of those assets were withdrawn in February 1997, resulting in $3.36 billion in assets under management as of February 28, 1997. It is unclear when the other temporary assignment, which represents approximately $438 million as of February 28, 1997, will end.

         The Company will continue to evaluate opportunities to increase distribution capabilities, expand its client base and supplement its product line through acquisitions and the hiring of additional personnel.


YEAR ENDED DECEMBER 31, 1996 VERSUS DECEMBER 31, 1995
         The Company's operating income before income taxes for 1996 was $3.2 million versus an operating loss of $(1.9) million in 1995. The increase in operating income is primarily attributed to a 27.6% increase in commission revenues, an 85.1% increase in investment management fee revenues, as well as an increase in the Company's profit margin. The increased profit margin is attributed to an increase in Execution-Only Brokerage, as well as the timing of research expense incurred in 1995 relative to the receipt of commissions. The Company's net income for the twelve months ended December 31, 1996 was $2.9 million versus $4.9 million in the same period in 1995. This decrease was primarily due to the fact that during the fourth quarter of 1995, the Company received approximately $4.4 million in insurance proceeds (net of expenses) following the death of Ronald H. Hoenig, the Company's former Chairman and Chief Executive Officer.

         Operating revenues increased 30.8% to $70.0 million for the year ended December 31, 1996 from $53.5 million for the year ended December 31, 1995. Commission revenues, the principal source of the Company's revenues, increased 27.6% to $64.0 million for the year ended December 31, 1996 from $50.2 million for the year ended December 31, 1995. The increase in commission revenues resulted from higher trading volume in all of the major markets in which the Company operates, with the greatest increases in Far East markets. Commission revenues derived from international markets represented 32.5% of the Company's total commissions, as compared to 25.0% for the same period in 1995.

         Investment management fees increased 85.1% to $5.6 million in 1996 from $3.0 million in 1995. Assets under management increased in 1996 to $4.27 billion as compared to $3.61 billion in 1995. During 1996, the number of advisory clients increased from 31 to 38. The increase in investment management fees reflects increased assets under management, resulting from the receipt of new assets and appreciation on existing assets, and an increase in the average investment management fee charged. Approximately 35% of the increase in assets under management since December 31, 1995 represents assets managed at the Company's highest fee rates.

         Expenses related to research and other services provided to the Company's clients, including commission refunds, increased 12.6% to $29.1 million in 1996 from $25.8 million in 1995. These expenses were 45.4% of commissions in 1996 as compared with 51.5% in 1995. These expenses increased at a lower rate than commission revenues for the year ended December 31, 1996, primarily due to two factors: the timing of research expenses incurred relative to the receipt of commissions in 1995 and an increase in Execution-Only Brokerage during the year ended December 31, 1996.

         Clearing, execution, exchange charges and related expenses increased 46.9% to $11.4 million in 1996 from $7.8 million in 1995. These expenses represented 17.8% of commissions in 1996 and 15.5% of commissions in 1995. The increase in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions generated in certain Far East markets where such expenses are charged at higher rates than comparable U.S. equity trades.

         Employee compensation increased 22.5% to $17.2 million in 1996 from $14.0 million in 1995. This resulted primarily from an increase of: (1) $1.5 million in discretionary and performance-based compensation, and (2) $1.2 million in base compensation of existing and new employees.

         All other expenses increased 17.5% to $9.2 million in 1996, compared to $7.8 million in 1995. This resulted primarily from an increase in consulting and other professional expenses ($0.6 million) and office-related expenses ($0.4 million) during the year ended December 31, 1996.

         Gain (loss) on investment and interest and dividends income decreased 38.1% to $1.7 million in 1996 from $2.8 million in 1995. This decline reflects unrealized gains of $1.1 million on cash invested in U.S. Government and corporate obligations during 1995 as compared to a loss of ($0.3) million in 1996.

         Insurance proceeds, net of expenses, received during 1995 of $4.4 million related to the death of Ronald H. Hoenig, the Company's former Chairman and Chief Executive Officer. The Company received $5.5 million in life insurance proceeds (in excess of recorded cash surrender value) and incurred $1.1 million in expenses primarily due to certain obligations owed to the estate of Ronald H. Hoenig (the "Estate") pursuant to Mr. Hoenig's employment agreement with the Company.


YEAR ENDED DECEMBER 31, 1995 VERSUS DECEMBER 31, 1994

         The Company incurred an operating (loss) before income taxes for 1995 of ($1.9 million) versus operating income of $4.6 million in 1994. The operating loss is primarily attributed to a 12.0% decrease in commission revenues without a commensurate decrease in expenses associated with research and other services. The decrease in commission revenues is attributable to lower trading volume from the Company's clients during 1995 as well as the loss of certain clients. The resignation of certain trading personnel in the first quarter 1995 resulted in the loss of certain client accounts and may have been responsible for the reduction in trading volume of certain clients.

         Operating revenues decreased to $53.5 million for the year ended December 31, 1995 from $59.0 million for the year ended December 31, 1994 (decreasing 9.3%). Commission revenues, the principal source of the Company's revenues, decreased to $50.1 million for the year ended December 31, 1995 versus $57.0 million for the year ended December 31, 1994 (decreasing 12.0%). The decrease in commission revenues is primarily attributed to a decrease in commissions generated in 1995 in the U.S. equity and Hong Kong market of $4.7 and $2.2 million respectively. In 1995, domestic commission revenues were 75.0% of commission revenues and international commission revenues were 25.0% of commission revenues, versus 73.7% and 26.3% of commission revenues, respectively, in 1994.

         Investment management fees increased to $3.0 million in 1995 from $1.4 million in 1994 (increasing 112.9%). Assets under management increased in 1995 to $3.61 billion for 31 advisory clients as compared to $1.21 billion for 23 accounts in 1994.

         Expenses related to research and other services provided to the Company's clients, including commission refunds, decreased 2.6% to $25.8 million in 1995 (which represents 51.5% of commission revenues) from $26.5 million in 1994 (which represents 46.5% of commission revenues). Expenses related to research and other services as a percentage of commission revenues for the year ended December 31, 1995 were greater than the comparable period in 1994, primarily due to the incurrence of research and services expense in advance of the realization of related commission revenues and a reduction in the ratio charged to certain major customers of the Company during the year ended December 31, 1995.

         Clearing, execution, exchange charges and related expenses decreased to $7.8 million in 1995 from $9.0 million in 1994 (decreasing 13.9%). These expenses represented 15.5% of commissions in 1995 and 15.8% of commissions in 1994. These expenses decreased as a percentage of commissions primarily due to a decrease in clearing and execution costs of domestic equity trades and a decrease in the percentage of commissions generated in certain Far East markets where such expenses are charged at higher rates than comparable domestic equity trades.

         Employee compensation increased to $14.0 million in 1995 from $11.8 million in 1994 (increasing 19.1%). This resulted primarily from an increase of $1.1 million in the compensation of additional personnel hired in the Company's operations in Hong Kong and Tokyo and an increase of $1.3 million in compensation for Axe-Houghton employees related to a full year compensation for senior executives hired during the fourth quarter 1994, and 1995 performance-based compensation.

         All other expenses increased to $7.8 million in 1995 compared to $7.1 million in 1994 (increasing 8.9%). This resulted primarily from an increase in office and other expenses related to the Company's operations in Hong Kong and Tokyo in 1995.

         Gain (loss) on investment and interest and dividends income increased to $2.8 million in 1995 from a loss of ($0.1) million in 1994. The gain (loss) on investments is primarily the result of unrealized appreciation or depreciation of investments of cash invested in U.S. Government obligations. The $2.9 million increase in 1995 is primarily due to realized gains on investments of $0.4 million and unrealized gains of $1.1 million on U.S. Government and corporate obligations. This compares with unrealized losses of ($1.4) million in 1994.

         Insurance proceeds, net of expenses, related to the October 1995 death of Ronald H. Hoenig, the Company's former Chairman and Chief Executive Officer, were $4.4 million. The Company received $5.5 million in life insurance proceeds (in excess of recorded cash surrender value) and incurred $1.1 million in expenses primarily due to certain obligations owed to the Estate pursuant to Mr. Hoenig's employment agreement with the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition continued to remain strong during 1996. At December 31, 1996, the Company had cash, U.S. Government obligations, accounts receivable and other securities of $43.7 million compared with $37.8 million at December 31, 1995. Cash and equivalents increased to $18.3 million in 1996 from $18.1 million in 1995. The principal source of cash was net income of $2.9 million. In addition, the Company increased its accrued compensation and accrued research/services payable by $2.0 million and $1.7 million respectively (increasing liquidity). These increases were offset by decreases in accrued expenses of $1.6 million (decreasing liquidity). The decrease in cash from investing activities was primarily attributed to an increase in the Company's investment in U.S. Treasury obligations of $5.1 million (decreasing liquidity). The increase in cash from financing activities was primarily attributed to the issuance of treasury stock of $0.9 million plus the issuance of Common Stock of $0.2 million, offset by dividends of $0.9 million paid during 1996.

          The Company has a line of credit aggregating $7,000,000, of which $2,000,000 is secured by certain U.S. Government obligations and $5,000,000 is unsecured. Interest is paid at a variable rate based upon the Federal Funds rate plus 1%. In addition, the Company maintains overseas overdraft facilities as follows: (1) (pounds sterling)2,200,000 ($3,767,000), which bears a variable rate of interest based upon market rates in the U.K. and Europe; and (2) HK$ 50,000,000 ($6,465,000) which bears a variable rate of interest based upon market rates in Hong Kong. In addition, the Company maintains a $5,000,000 foreign exchange line for its trading operations in Hong Kong.

         At December 31, 1995, the Company had cash, U.S. Government obligations, accounts receivable and other securities of $37.8 million compared with $33.6 million at December 31, 1994. Cash and equivalents increased to $18.1 million in 1995 from $10.4 million in 1994. The principal source of cash was net income of $4.9 million. In addition, the Company reduced its investment in U.S. obligations and securities by $1.5 and $2.0 million respectively, increased its accrued expenses by $2.1 million (increasing liquidity). The decrease in cash from financing activities was primarily attributed to the purchase of 650,000 shares of common stock from the Estate ($2.0 million) and dividends paid during the year ($1.0 million).

         The Company believes that its current cash resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future needs. The Company continues to explore opportunities to expand existing businesses and to acquire new businesses, which could potentially have an impact on liquidity and capital resources.

IMPACT OF INFLATION

 The Company's business is not capital intensive, and management believes that the financial results as reported would not have been significantly affected had such results been adjusted to reflect the effects of inflation and price changes. However, inflation affects the cost of operations, particularly salaries and related benefits.


Item 8.  Financial Statements and Supplementary Data

         See Index to Financial Statements on Page F-1 in Item 14.


Item 9.  Changes in or Disagreements with Accountants and Financial Disclosure

         There were no changes in or disagreements with accountants and financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(A) DIRECTORS

         Information concerning directors of the Registrant is contained under the captions, "Management" and "Proposal I" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

(B)  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning executive officers of the Registrant is contained under the caption, "Management" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.


Item 11.  Executive Compensation

         Information concerning executive compensation is contained under the caption, "Compensation of Executive Officers and Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is contained under the caption, "Ownership of Common Stock of Certain Beneficial Owners and Management" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is contained under the caption, "Compensation of Executive Officers and Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      The following documents are filed as a part of this Report.

                  (1) Financial statements - The index to consolidated financial statements appears on page F-1.


         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits to Form 10-K

                  3.1      Articles of Incorporation of the Registrant.

                  3.2 Amended and Restated By-laws of the Registrant. (Incorporated herein by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

                  *10.1 1991 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Registration Statement on Form S-1 filed August 23, 1991.)

                  *10.2 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed September 30, 1994.)

                  *10.4    Employment Agreement between the Registrant and Max
                           H. Levine (Incorporated herein by reference to Exhibit 10(a)(2) to the Registrant's Registration Statement on Form S-1 filed August 23, 1991.)

                  *10.5    Employment Agreement between the Registrant and Alan
                           B. Herzog (Incorporated herein by reference to Exhibit 10(a)(3) to the Registrant's Registration Statement on Form S-1 filed August 23, 1991.)

                  *10.6 Employment Agreement between Axe-Houghton Associates, Inc. and J. Richard Walton, including form of Convertible Subordinated Debenture (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                  *10.7 1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-8 filed December 6, 1996).

                  *10.8 Employment Agreement between the Registrant and Fredric P. Sapirstein (Incorporated herein by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K filed September 17, 1996).

                  *10.9    Employment Agreement between the Registrant and Max
                           H. Levine dated November 25, 1996.

                  *10.10 Separation Agreement between the Registrant and J. Richard Walton, dated October 31, 1996.


--------

* Each asterisk identifies a management contract or compensatory plan or arrangement as defined in Item 601 (b)(10)(iii) of Regulation S-K of the Exchange Act of 1934.

                 *10.11    Section 162(m) Cash Bonus Plan.

                 *10.12    Hoenig Group Inc. Long-Term Stock Incentive Plan.

                  10.13 Rights Agreement dated as of January 14, 1997 between the Registrant and Continental Stock Transfer & Trust Company (Incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed on January 21, 1997.)

                  11.1     Computation of Per Share Earnings.

                  21.1     Subsidiaries of the Registrant.

                  23.1     Consents of Experts and Counsel.

                  27.1     Financial Data Schedule



--------

* Each asterisk identifies a management contract or compensatory plan or arrangement as defined in Item 601 (b)(10)(iii) of Regulation S-K of the Exchange Act of 1934.

`




                               HOENIG GROUP INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                   FINANCIAL STATEMENT SCHEDULES (ITEM 1(A))


                                                               PAGE
                                                               ----
FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

 FINANCIAL STATEMENTS:
   Independent Auditors' Report                                 F-2

   Consolidated Financial Statements:

     Statements of Financial Condition
       December 31, 1996 and 1995                               F-3

     Statements of Income
       Years Ended December 31, 1996, 1995 and 1994             F-4

     Statements of Changes in Stockholders' Equity
       Years Ended December 31, 1996, 1995 and 1994             F-5

     Statements of Cash Flows
       Years Ended December 31, 1996, 1995 and 1994             F-6

     Notes to Financial Statements                       F-7 - F-15

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Hoenig Group Inc.
Rye Brook, New York

We have audited the accompanying consolidated statements of financial condition of Hoenig Group Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hoenig Group Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

March 18, 1997

`




                                              HOENIG GROUP INC.

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      DECEMBER 31, 1996 AND DECEMBER 31, 1995

                                                                  1996                       1995
                                                                  ----                       ----
ASSETS
Cash and equivalents                                            $18,307,886             $18,115,361
U.S. Government obligations, at market value                     16,782,412              11,655,594
Securities owned, at market value                                 1,458,761               2,231,868
Investment in limited partnerships                                  503,588                 998,745
Receivables from correspondent brokers and dealers                6,164,129               4,749,703
Receivables from customers                                          436,326                       -
Exchange memberships - at cost                                    1,347,522                 836,250
Equipment, furniture and leasehold improvements
 - net of accumulated depreciation and amortization               2,090,649               1,921,225
Deferred research/services expense                                  632,914                 869,923
Other assets                                                      3,803,708               3,756,806
                                                                  ---------              ----------
  Total Assets                                                  $51,527,895             $45,135,475
                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Payable to brokers and dealers                                 $    640,705             $   162,428
Payable to customers                                                229,367                       -
Accrued research/services payable                                 6,553,125               4,846,939
Accrued compensation                                              4,449,089               2,373,905
Accrued expenses                                                    963,745               2,565,284
Other liabilities                                                   840,574                 728,674
                                                                    -------            ------------
Total Liabilities                                                13,676,605              10,677,230
                                                                 ----------              ----------

STOCKHOLDERS' EQUITY
Common stock $.01 par value per share;
Voting-authorized 40,000,000 shares, issued
  -10,763,350 shares in 1996 and 10,637,160 shares in 1995          107,634                 106,372
Additional paid in capital                                       26,111,404              25,724,382
Foreign currency translation adjustment                            (826,848)               (814,382)
Retained earnings                                                16,611,177              14,656,408
                                                                 ----------              ----------
                                                                 42,003,367              39,672,780
Less treasury stock at cost - 1,239,540
shares in 1996 and 1,532,040 shares in 1995                     (4,152,077)              (5,214,535)
                                                                -----------             -----------
  Total Stockholders' Equity                                     37,851,290              34,458,245
                                                                 ----------              ----------
  Total Liabilities and Stockholders' Equity                    $51,527,895             $45,135,475
                                                                ===========             ===========


  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                               HOENIG GROUP INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



OPERATING REVENUES                                                     1996               1995                1994
                                                                       ----               ----                ----
Gross commissions .................................             $64,015,412        $50,162,073         $57,014,058
 Investment management fees........................               5,616,415          3,033,857           1,425,153
 Other.............................................                 398,413            331,465             606,364
                                                               ------------       ------------        ------------
   Total operating revenues........................              70,030,240         53,527,395          59,045,575
                                                               ------------       ------------        ------------


EXPENSES
 Clearing, floor brokerage and exchange charges....              11,415,464          7,771,721           9,024,765
 Employee compensation.............................              17,150,265         14,001,004          11,752,566
 Independent research and services.................              29,083,205         25,831,594          26,527,705
 Other.............................................               9,151,384          7,785,188           7,146,812
                                                               ------------       ------------        ------------
    Total expenses.................................              66,800,318         55,389,507          54,451,848
                                                               ------------       ------------        ------------

OPERATING INCOME (LOSS)............................               3,229,922         (1,862,112)          4,593,727

INVESTMENT INCOME AND OTHER
 Interest, dividends...............................               1,577,749          1,329,100           1,507,522
 Gain (loss) on investments, other.................                 159,140          1,476,164          (1,628,084)
 Insurance proceeds, net of expenses...............                       -          4,446,334                   -
                                                               ------------       ------------        ------------
 Net investment income and other...................               1,736,889          7,251,598            (120,562)
                                                               ------------       ------------        ------------

 Income before income taxes........................               4,966,811          5,389,486           4,473,165
 Provision for income taxes........................               2,080,024            470,141           1,876,730
                                                                ------------       ------------        ------------
 Net income ........................................             $2,886,787         $4,919,345          $2,596,435
                                                                ============       ============        ============


 Net income per share primary......................              $      .31         $      .50          $      .25
                                                                ============       ============        ============

 Net income per share fully diluted................              $      .30         $      .50          $      .25
                                                                ============       ============        ============









    THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
            ARE AN INTEGRAL PART HEREOF.

                                  HOENIG GROUP INC.

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                                                      Foreign
                                                    Additional                                        Currency
                                    Common           Paid In       Retained        Treasury          Translation
                                     Stock           Capital       Earnings          Stock            Adjustment       Totals
                                   --------         ----------     --------        ---------         ------------      ------
  Balance, January 1, 1994         $106,227         $25,595,439  $  9,387,626      $(700,000)         $(397,546)    $33,991,746

  Net income                                                        2,596,435                                         2,596,435
  Dividends                                                        (1,271,798)                                       (1,271,798)
  Employee stock options                                 93,928                                                          93,928
  Issuance of common stock              145               1,305                                                           1,450
  Common stock offering costs                            (8,962)                                                         (8,962)
  Purchase of treasury stock                                                      (2,545,075)                        (2,545,075)
  Foreign currency translation
    adjustment                                                                                          176,680         176,680
                                   ----------      ------------  -------------    -----------         ----------     ----------

  Balance, December 31, 1994        106,372          25,681,710    10,712,263     (3,245,075)          (220,866)     33,034,404

  Net income                                                        4,919,345                                         4,919,345
  Dividends                                                          (975,200)                                         (975,200)
  Employee stock options                                 95,372                                                          95,372
  Issuance of treasury stock                            (52,700)                      54,250                              1,550
  Purchase of treasury stock                                                      (2,023,710)                        (2,023,710)
  Foreign currency translation
   adjustment                                                                                          (593,516)       (593,516)
                                   ----------      ------------  -------------    -----------         ----------     ----------

  Balance, December 31, 1995        106,372          25,724,382    14,656,408     (5,214,535)          (814,382)     34,458,245

  Net income                                                        2,886,787                                         2,886,787
  Dividends                                                          (932,018)                                         (932,018)
  Employee stock options and
          purchase plans                                303,465                                                         303,465
  Issuance of treasury stock                           (151,959)                   1,062,458                            910,499
  Issuance of common stock            1,262             235,516                                                         236,778
  Foreign currency translation
       adjustment                                                                                       (12,466)        (12,466)
                                   ----------      ------------  -------------    -----------         ----------     ----------


  Balance, December 31, 1996      $ 107,634         $26,111,404  $16,611,177     $(4,152,077)         $(826,848)    $37,851,290
                                  ===========      ============  =============   ============         ==========    ===========


  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                               HOENIG GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996                   1995          1994
                                                                  ----                   ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $2,886,787             $4,919,345    $2,596,435
 Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
   Depreciation and amortization                               855,016                735,948       617,527
   Foreign currency translation adjustment                     (12,466)              (593,516)      176,680
   Issuance of stock options                                   303,465                 95,372        93,928
   Change in unrealized loss (appreciation) on investments      14,958               (992,440)    1,287,918
Changes in assets and liabilities:
   Securities owned, net                                       (47,438)               135,587      (180,062)
   Receivable from correspondent brokers and dealers        (1,414,426)               655,958     4,652,938
   Receivable from customers                                  (436,326)                     -             -
   Payable to customers                                        229,367                      -             -
   Deferred research/services expense                          237,009               (320,879)     (164,523)
   Other assets                                                (46,902)                (2,325)     (781,483)
   Payable to brokers and dealers                              478,277                (48,156)       23,870
   Accrued research/services payable                         1,706,186                208,613       230,280
   Accrued compensation                                      2,012,684                989,419       780,356
   Accrued expenses                                         (1,601,539)             2,087,903        99,976
   Other liabilities                                           198,224               (150,478)     (615,603)
                                                               -------              ---------     ---------
Net cash provided by operations                              5,362,876              7,720,351     8,818,237
                                                             ---------              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations                               (5,104,758)             1,492,975     7,130,381
  Investment in limited partnership                            605,842                346,543             -
  Investment in securities                                     649,018              1,990,024    (1,644,916)
  Acquisition of exchange seat                                (511,272)                     -             -
  Purchase of equipment, furniture and leasehold
    improvements                                            (1,024,440)              (817,106)     (316,142)
                                                           -----------             ----------    ------------
  Net cash (used in) provided by investing activities       (5,385,610)             3,012,436     5,169,323
                                                           -----------             ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends                                                   (932,018)              (975,200)   (1,271,798)
  Treasury stock purchased                                           -             (2,023,710)   (2,545,075)
  Issuance of treasury stock                                   910,499                  1,550             -
  Issuance of common stock                                     236,778                      -         1,450
  Short term bank loans payable                                      -                      -    (4,382,387)
  Subordinated debentures                                            -                      -        62,500
  Common stock offering costs                                        -                      -        (8,962)
                                                         -------------            -----------    --------------
  Net cash provided by(used in) financing activities           215,259             (2,997,360)   (8,144,272)
                                                           -----------              ---------    ------------

  Net increase in cash and equivalents                         192,525              7,735,427     5,843,288
  Cash and equivalents beginning of period                  18,115,361             10,379,934     4,536,646

  Cash and equivalents end of period                       $18,307,886            $18,115,361   $10,379,934
                                                           ===========            ===========   ===========
  Supplemental disclosure of cash flow information:
         Interest paid:                                    $    40,767          $     116,957    $  156,134
         Taxes paid:                                       $ 1,419,169          $     753,704    $2,489,047


 - Non cash item: 1996 conversion of subordinated debenture to common stock was $62,500.
  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                               HOENIG GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying Financial Statements include the accounts of Hoenig Group Inc. and its wholly-owned subsidiaries Hoenig & Co., Inc. ("Hoenig"), Hoenig & Company Limited ("Limited"), Hoenig (Far East) Limited ("Far East") and Axe-Houghton Associates, Inc. ("Axe-Houghton") referred to as the "Company". The Company, through its wholly-owned brokerage subsidiaries, provides global securities brokerage, marketing and distribution of proprietary and independent third-party research and other related services to institutional clients. The Company's wholly-owned investment management subsidiary provides professional investment management to public and corporate employee benefit plans, investment partnerships and other institutional clients. All material intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES. The following is a summary of significant accounting policies followed by the Company in the preparation of its financial statements:

         Securities transactions and the related revenues and expenses are recorded on a trade date basis. Securities owned are recorded at market value. Unrealized gains and losses are reflected in the Statement of Income.

         Independent research and directed brokerage arrangements are accounted for on an accrual basis in accordance with generally accepted accounting principles. Commission revenue is recorded when earned on a trade date basis. Deferred research/services expense and accrued research/services payable pursuant to these arrangements are accounted for on a customer-by-customer basis and separately identified on the Statement of Financial Condition. Included in accrued research/services payable and in the Company's Statement of Income under Independent Research and Services are accruals for commission refunds and services to be provided under directed brokerage arrangements as well as for independent research services provided in accordance with Section 28(e) of the Securities Exchange Act of 1934.

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during those periods. Actual results could differ from those estimates.

         Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization, computed using the straight-line method. Depreciation of furniture and equipment is provided over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remainder of the term of the related lease.

                EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

                                                            December 31,
                                                   --------------------------
                                                         1996            1995
                                                         ----            ----
Equipment                                          $2,051,843      $1,428,852
Furniture                                             833,040         830,815
Leasehold Improvements                              1,096,613       1,011,119
                                                   ----------      ----------
Total                                               3,981,496       3,270,786
Less:  Accumulated depreciation and amortization   (1,890,847)     (1,349,561)
                                                   ----------      ----------
                                                   $2,090,649      $1,921,225
                                                   ==========      ==========


         Assets and liabilities of Limited, Far East and Hoenig's branch office in Tokyo are translated at year-end rates of exchange, and revenues and expenses are translated at average rates of exchange during the year. Gains or losses from foreign currency transactions are included in net income. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity.

         For the purposes of the Statement of Cash Flows, the Company considers money market funds and certificates of deposit with maturities of three months or less when acquired to be cash equivalents.

         Investments in limited partnerships are accounted for under the equity method.

         The Company uses the asset and liability method for accounting for income taxes (Statement of Financial Accounting Standard 109).

         The Financial Accounting Standards Board has adopted Statement of Financial Accounting Standard No. 123, effective for fiscal years that begin after December 15, 1995. The Company has adopted the pro-forma disclosure requirements of this standard.

         Amounts due from correspondent brokers and dealers represent net commissions and other brokerage transactions earned but not yet paid. All receivables from correspondent brokers and dealers are fully collectible, therefore no provision for uncollectibles is required. Receivables from and payables to customers represent amounts due on cash securities transactions.

3. COMMITMENTS. The Company has leases covering office space and automobiles which expire or are terminable on various dates through 2002. Future minimum annual rental payments under these leases approximate $905,000 in 1997, $717,000 in 1998, $452,000 in 1999, $302,000 in 2000 and 2001 and $126,000
thereafter. Various leases contain provisions for escalation based on increases in certain costs incurred by the landlord. The composition of total rental expense for the years ended December 1996, 1995 and 1994 was as follows:

                                  1996             1995            1994
                                  ----             ----            ----
Minimum rentals             $   925,000       $ 676,000        $626,000
Contingent rentals              155,000         223,000         165,000
                                -------         -------         -------
Total rental expense         $1,080,000        $899,000        $791,000
                             ==========        ========        ========

         Pursuant to employment agreements expiring on December 31, 1999 and December 31, 1998, the Company is obligated to pay two executive officers aggregate minimum annual compensation of $1,250,000. Pursuant to an employment agreement expiring December 31, 1998, Hoenig is obligated to pay one employee aggregate minimum compensation of $175,000. Axe-Houghton is obligated to pay seven individuals aggregate minimum annual compensation of $1,020,000 pursuant to employment agreements expiring on April 8, 1998.

         The Company and each of the holders of Common Stock outstanding prior to the Company's 1991 initial public offering have entered into a shareholders' agreement whereby upon the death of each such holder, the shareholder's estate has an option to sell shares of Common Stock to the Company at a price equal to 10% below the market value of these shares, as defined. The Company is obligated to purchase the number of shares of Common Stock which results in an aggregate purchase price equal to the greater of the actual insurance proceeds received by the Company or $1,000,000. The Company is the beneficiary of life insurance policies on certain shareholders to cover its liability under these shareholder agreements.

4. NET CAPITAL AND RESERVE REQUIREMENTS. Hoenig is subject to the Uniform Net Capital Rule (Rule 15c3- 1) under the Securities Exchange Act of 1934. This rule requires that the Company maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness as defined. At December 31, 1996, Hoenig's net capital ratio was .67 to 1 and its net capital was approximately $11,438,000, which was approximately $10,926,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig & Co., Inc.) capital requirement at December 31, 1996 was (Y)78,000,000 ($673,000). Limited is required to maintain financial resources, as defined, of at least 110% of its capital requirement. Limited's financial resources requirement at December 31, 1996, was (pounds sterling)318,000 ($545,000). It had excess financial resources at such date of (pounds sterling)834,000 ($1,428,000). Far East is required to maintain liquid capital of the greater of HK$ 3,000,000 ($388,000) or 5% of the average quarterly liabilities. Far East's required liquid capital was approximately HK$10,851,000 ($1,403,000) at December 31, 1996, and it had excess liquid capital of approximately HK$ 11,191,000 ($1,447,000).

5. PENSION PLAN. The Company has defined contribution plans covering substantially all of its regular employees. Contributions under these plans are made annually at the discretion of management. Contributions were approximately $423,000 for 1996, $237,000 for 1995, and $245,000 for 1994.

6. CONCENTRATION OF CREDIT RISK. Hoenig, Far East and Limited are securities broker-dealers engaged in various trading and brokerage activities on behalf of institutional customers, including insurance companies, pension plans, mutual funds, limited partnerships and other financial institutions on an agency and riskless principal basis only. Their exposure to off balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill its obligations arising from a transaction. The agreement between Hoenig and its clearing broker provides that Hoenig is obligated to assume any exposure related to nonperformance by its customers. Hoenig monitors its customer brokerage activity by reviewing information it receives from its clearing brokers on a daily basis.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS. Substantially all of the Company's financial instrument assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

8. INCOME TAXES. The Company and its U.S. affiliates file consolidated Federal and combined New York State and New York City income tax returns. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. The primary differences are deferred compensation charges and unrealized losses and gains on investments.

         Income from operations before provision for taxes on income is comprised of:


                                                             1996                  1995                   1994
                                                             ----                  ----                   ----
Domestic                                               $4,434,054            $5,702,415             $3,470,058
Foreign                                                   532,757              (312,929)             1,003,107
                                                          -------             ---------             ----------
                                                       $4,966,811            $5,389,486             $4,473,165
                                                       ==========            ==========             ==========

         The provision for taxes on income from operations consists of:

                                                             1996                  1995               1994
                                                             ----                  ----               ----
Current tax expense (benefit)
  Federal                                              $1,418,766             $ (70,208)            $1,732,986
  State and local                                         489,704                70,037                673,025
  Foreign                                                  15,021               (21,646)               323,853
                                                           ------              --------              ----------
Total current provision (benefit)                       1,923,491               (21,817)             2,729,864
                                                        ---------              --------              ---------

Deferred tax expense (benefit)                            156,533               491,958               (853,134)
                                                          -------               -------                ---------
Total                                                  $2,080,024              $470,141             $1,876,730
                                                       ==========              ========             ==========


         Deferred taxes are comprised of the following:

                                                            1996                  1995                   1994
                                                           ASSETS                ASSETS                 ASSETS
                                                        (LIABILITIES)         (LIABILITIES)          (LIABILITIES)
                                                        -------------         -------------          -------------
Current assets and liabilities
  Fixed assets                                           $157,688               $159,994               $107,604
  Accrued compensation                                    301,451                526,042                106,567
  Investments                                                   -                      -                433,005
  Other                                                    34,344                 85,885                119,345
                                                           ------                 ------               --------
  Gross deferred assets                                   493,483                771,921                766,521

Deferred tax liabilities - Investments                   (393,059)              (497,358)                     -
                                                          ---------              ---------             --------

Net deferred taxes receivable                            $100,424             $  274,563               $766,521
                                                         ========             ==========               ========


         The provision for taxes on income for the years ended December 31, 1996, 1995 and 1994, differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:

                                                             1996                   1995                   1994
                                                             ----                   ----                   ----
Computed tax provision                                 $1,688,716            $ 1,832,425             $1,520,876

Insurance proceeds                                              -             (1,878,531)                      -
State and local taxes net of
  federal benefit                                         277,821                 53,063                280,218
Differential on foreign tax rates                         166,116                 84,749                 52,311
Other                                                     (52,629)               378,435                 23,325
                                                         --------                -------            ------------
Totals                                                 $2,080,024             $  470,141             $1,876,730
                                                       ==========               ========             ==========

Effective tax rate                                          41.9%                   8.7%                  42.0%
                                                     ============            ===========           ============

9. SHORT-TERM BORROWINGS. The Company has a committed line of credit aggregating $7,000,000 of which $2,000,000 is secured by certain U.S. Government obligations and $5,000,000 is unsecured. The line was not utilized at December 31, 1996 and 1995. Interest is paid at a variable rate of the Federal Funds rate plus 1%.

      In addition, the Company maintains overseas overdraft facilities as follows: (1) (pounds sterling)2,200,000 (approximately $3,767,000) which bears a variable rate of interest based upon prevailing market rates in the U.K. and Europe; and
(2) HK$ 50,000,000 (approximately $6,465,000) which bears a variable rate of interest based upon current market rates in Hong Kong. The balance outstanding as of December 31, 1996 was $29,570. The lines were not utilized as of December 31, 1995.

10. GEOGRAPHIC AREA DATA/MAJOR CUSTOMERS. The Company's brokerage subsidiaries provide independent third-party and proprietary research, securities brokerage and other services primarily to institutional clients from its United States, United Kingdom, Hong Kong and Tokyo offices. The Company's wholly-owned asset management subsidiary provides professional investment management to public and corporate employee benefit plans, investment partnerships and other institutional clients. The table below summarizes the Company's operations by geographic region and location. The following assumptions were made when computing the information below.

      Operating Revenues by brokerage location includes commissions from unaffiliated customers of the location indicated and other operating revenues earned by the location. Operating Revenues by geographic region represents commissions and other operating revenues based on transactions executed in markets within the geographic region. Operating revenues for asset management include fees earned by the Company's asset management subsidiary. Operating profit is calculated based on total operating revenues less operating expenses by location. In computing operating profit, corporate expenses have not been allocated to the locations.

      Assets are those used primarily by each location. General corporate assets primarily include loan receivables, cash surrender value of life insurance policies, certain fixed assets and intangibles.

OPERATING REVENUES BY LOCATION: 1

                                                      1996                        1995                  1994
                                                      ----                        ----                  ----
United States brokerage                        $42,250,929                 $37,033,664               $44,752,693
United Kingdom brokerage                         8,685,138                   8,637,830                 8,643,144
Far East brokerage                              13,477,758                   4,822,045                 4,216,603
                                                ----------                   ---------              ------------
    Total Brokerage                             64,413,825                  50,493,539                57,612,440
Asset management                                 5,616,415                   3,033,856                 1,433,135
                                                 ---------                   ---------                 ---------
     Total                                     $70,030,240                 $53,527,395               $59,045,575
                                               ===========                 ===========               ===========

OPERATING REVENUES BY GEOGRAPHIC REGION: 1
                                                      1996                        1995                      1994
                                                      ----                        ----                      ----

United States brokerage                        $43,607,954                 $37,912,263               $41,945,329
United Kingdom brokerage                         3,809,105                   4,110,242                 4,722,325
Far East brokerage                              16,996,766                   8,471,034                10,944,786
                                                ----------                   ---------                ----------
     Total Brokerage                            64,413,825                  50,493,539                57,612,440
Asset management                                 5,616,415                   3,033,856                 1,433,135
                                                 ---------                   ---------                 ---------
     Total                                     $70,030,240                 $53,527,395               $59,045,575
                                               ===========                 ===========               ===========




                                                      1996                        1995                      1994
                                                      ----                        ----                      ----

OPERATING PROFITS BY LOCATION:  1
United States brokerage                         $5,284,621                  $2,483,750                $7,380,583
United Kingdom brokerage                          (227,683)                    (96,522)                  551,612
Far East brokerage                                 258,004                  (1,409,934)                 (370,279)
                                                   -------                 -----------                 ---------
     Total Brokerage                             5,314,942                     977,294                 7,561,916
Asset management                                   744,368                    (613,685)                 (902,127)
Interest expense                                   (74,766)                   (116,957)                 (151,059)
General corporate expenses                      (2,754,622)                 (2,108,764)               (1,915,003)
                                                -----------                -----------                 -----------
      Total                                     $3,229,922                 $(1,862,112)               $4,593,727
                                                ==========                 ============                ==========

ASSETS:1
                                                      1996                        1995                      1994
                                                      ----                        ----                      ----

United States brokerage                        $34,257,830                 $30,992,930               $28,433,109
United Kingdom brokerage                         3,995,605                   3,565,816                 4,578,352
Far East brokerage                               9,241,618                   7,196,570                 4,436,724
                                                 ---------                   ---------                 ---------
     Total Brokerage                            47,495,053                  41,755,316                37,448,185
Asset management                                 2,390,227                   1,792,313                 1,029,253
General corporate                                1,642,615                   1,587,846                 2,095,798
                                                 ---------                   ---------                 ---------
     Total                                     $51,527,895                 $45,135,475               $40,573,236
                                               ===========                 ===========               ===========


1 Certain reclassifications have been made to periods prior to 1996 to conform to the 1996 presentation.

      No one single customer accounted for greater than 10% of total revenues for the years ended December 31, 1996, 1995 and 1994.

11. STOCKHOLDERS' EQUITY. The Company, which was incorporated in Delaware in August 1991, has 40,000,000 authorized shares of common stock with a par value of $.01 per share and 1,000,000 authorized shares of preferred stock with a par value of $.01 per share.

      The Board of Directors of the Company has the power, without further action by the shareholders, to issue 1,000,000 shares of preferred stock as a class without series, or in one or more series, and to fix the voting rights, designations, preferences and relative, participating, optional, and other special rights, and the qualifications, limitations and restrictions applicable thereto. As of December 31, 1996, no preferred stock had been issued.

     During the fourth quarter 1992, the Company's Board of Directors approved a stock repurchase program which would enable the Company to repurchase up to one million shares of its Common Stock from time to time. In November 1994, the Company's Board of Directors authorized management to repurchase, from time to time, an additional one million shares of Common Stock in open market and private transactions. As of December 31, 1996, the Company had repurchased (net of shares reissued out of Treasury Stock) a total of 1,239,540 shares of Common Stock in open market and private transactions at a total cost of $4,152,077.

12.STOCK OPTIONS. The Company has three compensation plans which provide for stock-based awards, the 1994 Stock Option plan (the "1994 Plan"), the 1991 Stock Option plan (the "1991 Plan"), and the 1996 Long Term Stock Incentive Plan (the "1996 Plan"). The 1994 Plan provides for an aggregate of up to 1,000,000 shares of Common Stock to be made available for the grant of stock options. Stock options may be either U.S. Stock Options (which may be either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified options) or U.K. Stock Options (which meet certain qualifications and are intended to qualify for favorable treatment under the tax laws of the United Kingdom). The component of the 1994 Plan regarding U.K. Stock Options has been approved by the United Kingdom Board of Inland Revenue under the Income and Corporation Taxes Act of 1988.

      The 1991 Stock Option Plan consists of the U.S. Plan (the "U.S. Plan") and the 1991 UK Approved Stock Option Plan (the "UK Plan") (collectively the "1991 Plan") pursuant to which options to purchase the Company's Common Stock may be granted. The U.S. Plan includes a component which conforms to the requirements of the Internal Revenue Code (the "Incentive Plan") and also includes a component which does not conform to the requirements of the Code (the "Non-Qualified Plan"). The UK Plan has been approved by the United Kingdom Board of Inland Revenue under the Income and Corporation Taxes Act of 1988. A total of 2,000,000 shares of Common Stock initially were reserved for issuance upon exercise of options that may be granted under the 1994 Plan and the 1991 Plan.

      The 1996 Long-Term Stock Incentive Plan provides for the Company to award or grant to directors, officers and other key employees and consultants of the Company and its subsidiaries, U.S. stock options, U.K. stock options, SARs, restricted stock, deferred stock and stock granted as a bonus or in lieu of other awards as authorized by the Compensation and Stock Option Committee.
The 1996 Incentive Plan was adopted by the Board on November 14, 1996, subject to stockholder approval at the 1997 Annual Meeting of Stockholders. Upon approval of the 1996 Incentive Plan by stockholders, the 1991 Plan and 1994 Plan will be merged into the 1996 Incentive Plan. The total amount of shares reserved under the 1996 Incentive Plan shall be the aggregate of 1,000,000 shares plus the number of shares of stock that otherwise would have been available under the Company's 1991 Plan and 1994 Plan.

Transactions related to Incentive Stock Options and U.K. Stock Options granted under the 1994, 1991 and the 1996 Plans were as follows:


                                                                                       WEIGHTED      NUMBER
                                                     NUMBER OF      OPTION PRICE        AVERAGE     OF SHARES
                                                      SHARES          PER SHARE        PER SHARE    EXERCISABLE
                                                     ---------      ------------      ----------   ------------
Outstanding at December 31, 1993                       436,800       4.625-6.325          .31         336,800
                                                                                                      =======
     Granted . . . . . .                               101,000        3.75-4.750         4.55
     Expired . . . . . .                               (14,200)                          4.84
                                                      --------                           ----

Outstanding at December 31, 1994                       523,600       3.875-6.325         5.18         443,600
                                                                                                      =======
     Granted . . . . .                                 178,667       2.813-4.000         3.87
     Expired. . . . . .                               (104,900)                          5.04
                                                     ---------                           ----

Outstanding at December 31, 1995                       597,367       2.813-6.325         4.70         353,700
                                                                                                      =======
     Granted . . . . . .                               253,334       3.625-4.750         3.91
     Expired . . . . . .                              (208,200)                          5.46
                                                     ----------                          ----

Outstanding at December 31, 1996                       642,501       2.813-5.750        $4.24         311,389
                                                       =======       ===========        =====         =======






Transactions related to Non-Qualified Stock Options granted pursuant to the 1994, 1991 and the 1996 Plans were as follows:

                                                                                       WEIGHTED      NUMBER
                                                     NUMBER OF       OPTION PRICE       AVERAGE    OF SHARES
                                                      SHARES           PER SHARE      PER SHARE    EXERCISABLE
                                                     ---------       -------------    ---------    -----------
Outstanding at December 31, 1993                      90,500           .10-4.688         .10          39,500
                                                                                                      ======
     Granted . . . . . . .                            11,000         3.625-4.688        4.11
     Exercised . . . . . . .                         (14,500)                .10         .10
                                                     -------                             ---


Outstanding at December 31, 1994                      87,000         .10 - 4.688         .87          53,000
                                                                                                      ======
     Granted . . . . . . .                            19,333           .10-4.125        1.35
     Exercised . . . . . .                           (15,500)                .10         .10
     Expired . . . . . . .                           (23,000)                           2.09
                                                      ------                           -----
Outstanding at December 31, 1995                      67,833           .10-4.688         .77          42,500
                                                                                                      ======
     Granted . . . . . .                             941,666            .10-5.00        4.33
     Exercised . . . . .                             (42,500)                .10         .10
     Expired . . . . . .                              (2,000)                          3.625
                                                     -------                           -----

Outstanding at December 31, 1996                     964,999            .10-5.00       $4.27         151,945
                                                    ========                          ======         =======


     Under the Company's 1991 and 1994 Plans incentive stock options and U.K.
stock options to purchase 642,501 shares were outstanding, but due to vesting requirements, 331,112 shares were not exercisable at December 31, 1996.
Non-qualified stock options to purchase 964,999 shares were outstanding, but due to certain vesting requirements, 813,054 shares were not exercisable at December 31, 1996.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation". Accordingly, no compensation cost has been recognized for the fair value of stock options granted under the 1991, 1994 and 1996 Plans. Had compensation cost for stock options granted under the Plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1996                       1995
                                             ----                       ----

     Net Income - as reported              $2,886,787             $4,919,345
                                           ==========             ==========

     Net Income - pro forma                $2,541,407             $4,768,850
                                           ==========             ==========

     Earnings per share - as reported      $      .31             $      .50
                                            ==========            ==========

     Earnings per share - pro forma        $      .27             $      .49
                                           ===========            ===========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995-1996: dividend yield of 2.0%, expected volatility is calculated at the time of grant, risk-free interest rate of 6.0%-6.5% and expected lives of 5 years.

13. STOCK PURCHASE PLAN. The Company adopted the 1996 Employee Stock Purchase
Plan on May 15, 1996. The plan allows those eligible United States employees to purchase shares of the Company's common stock at





85% of the fair market value at specified dates. At December 31, 1996, 56 employees were eligible to participate in the Employee Stock Purchase Plan. A total of 53,500 shares of stock were purchased at a price of $3.45 per share.
The maximum number of shares to be issued under this plan is 500,000. As of December 31, 1996, 446,500 shares remain available for issuance under this plan.

14. EARNINGS PER SHARE. Earnings per share was based on the weighted average number of common shares outstanding using the treasury stock method. The average number of shares and equivalent shares outstanding for the year ended
December 31, 1996, was 9,391,116. The average number of shares for the years ended December 31, 1995 and December 31, 1994 were 9,808,078 and 10,263,014, respectively.

15. 1995 INSURANCE PROCEEDS. The Company received net life insurance proceeds of $4,446,334 following the death of Ronald H. Hoenig, the Company's former
Chairman and Chief Executive Officer. Pursuant to an Employment Agreement between Ronald H. Hoenig and the Company dated November 7, 1991, the estate of Ronald H. Hoenig (the "Estate") was entitled to certain payments by reason of Mr. Hoenig's death. In addition, the Company was obligated to pay to the Estate a death benefit equal to the average of the last three years' annual compensation, including base salary and bonus. The remaining amount due at December 31, 1996, is approximately $571,000, which is payable in installments over two years.

         The receipt of insurance proceeds net of expenses of $4,446,334 had a $.45 effect on the Company's earnings per share for 1995.

16. SUBSEQUENT EVENTS. On January 14, 1997, the Company adopted a Stockholders
Rights Plan in which rights will be distributed as a dividend at the rate of one right for each share of common stock, par value $0.01 per share, of the Company held by stockholders of record as of the close of business on January
31, 1997. The Rights Plan was not adopted in response to any effort to acquire control of the Company. However, it is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquiror from gaining control of the Company without offering a fair and adequate price to all of the Company's stockholders. The rights expire on January 14, 2007. Each right initially will entitle stockholders to buy one unit of a share of preferred stock for $18. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the Company's common stock. The Company will generally be entitled to redeem the rights at $0.01 per right at any time until 10 days following a public announcement that a 20% position in the Company's common stock has been acquired.

     On February 20, 1997, the Company's Board of Directors voted to discontinue the payment of regular quarterly dividends of $0.025 per share.

                                     F-15











                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Hoenig Group Inc.

                                               By: /s/ Fredric P. Sapirstein
                                                   --------------------------
                                                    Fredric Sapirstein
                                                       Chairman and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                                      DATE

/s/ Fredric P. Sapirstein               Chairman,  Chief Executive          March 31, 1997
--------------------------------        Officer and Director
Fredric P. Sapirstein

/s/ Alan B. Herzog                      Chief Operating Officer,            March 31, 1997
--------------------------------        Principal Financial/Accounting
Alan B. Herzog                          Officer and Director


/s/ Max H. Levine                       Executive Vice President            March 31, 1997
--------------------------------        and Director
Max H. Levine

/s/ Kathryn L. Hoenig                   Secretary,                          March 31, 1997
--------------------------------        General Counsel and Director
Kathryn L. Hoenig

/s/ Joseph A. D'Andrea                  Director                            March 31, 1997
--------------------------------
Joseph A. D'Andrea

/s/ Robert L. Cooney                    Director                            March 31, 1997
--------------------------------
Robert L. Cooney

/s/ Nicholas E.E. DeStefano             Director                            March 31, 1997
--------------------------------
Nicholas E.E. DeStefano

/s/ Robert F. Donahue                   Director                            March 31, 1997
--------------------------------
Robert F. Donahue

/s/ Martin F.C. Emmett                  Director                            March 31, 1997
--------------------------------
Martin F.C. Emmett

/s/ Robert Spiegel                      Director                            March 31, 1997
--------------------------------
Robert Spiegel



                                 EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------

 3.1               Articles of Incorporation

10.9               Employment Agreement between the Registrant and Max H. Levine dated
                   November 25, 1996.

10.10              Separation Agreement between the Registrant and J. Richard Walton, dated
                   October 31, 1996.

10.11              Section 162(m) Cash Bonus Plan.

10.12              Hoenig Group Inc. Long-Term Stock Incentive Plan.

11.1               Computation of Per Share Earnings

21.1               Subsidiaries of the Registrant

23.1               Consents of Experts and Counsel

27.1               Financial Data Schedule
