Form 10-Q
period 1997-03-31
HOENIG GROUP INC
filed 1997-05-14
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 ---------------------------------------------

For Quarter Ended:      Commission File Number:  0-19619
March 31, 1997

                               HOENIG GROUP INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3625520
---------------------------------                     ------------------------
  (State or other jurisdiction                       (I.R.S. Employer I.D. No.)
of incorporation or organization)

          Royal Executive Park
         4 International Drive
             Rye Brook, NY                                      10573
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (zip code)

                                 (914) 935-9000
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

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

Yes [X]   No [ ]

As of May 14, 1997, there were 9,474,805 shares of common stock outstanding.

                               HOENIG GROUP INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1 -   FINANCIAL STATEMENTS
           Consolidated Statement of Financial Condition -
           March 31, 1997 and December  31, 1996                           1

           Consolidated Statement of Income -
           Three Months Ended March 31, 1997 and 1996                      2

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 1997 and 1996                      3

           Notes to Unaudited Consolidated Financial Statements            4

    ITEM 2 -   Management's Discussion and Analysis
           of Results of Operations and
           Financial Condition                                           5-7


PART II - OTHER INFORMATION

    ITEMS 1 - 6                                                            8

    Signatures                                                             9

    Exhibits                                                              10

                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    AS OF MARCH 31, 1997 & DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                         March 31, 1997                  December 31, 1996
                                                                         --------------                  -----------------
ASSETS
Cash & equivalents                                                         $18,231,496                      $18,307,886
U.S. Government obligations, at market value                                15,828,598                       16,782,412
Securities owned, at market value                                            1,319,250                        1,458,761
Investment in limited partnerships                                             504,188                          503,588
Receivables from correspondent brokers and dealers                           8,862,542                        6,164,129
Receivables from customers                                                   1,825,561                          436,326
Exchange memberships - at cost                                               1,345,268                        1,347,522
Equipment, furniture and leasehold improvements
     - net of depreciation and amortization                                  2,185,454                        2,090,649
Deferred research/services expense                                           1,228,466                          632,914
Other assets                                                                 3,778,782                        3,803,708
                                                                          ------------                     ------------
     Total Assets                                                          $55,109,605                      $51,527,895
                                                                           ===========                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Payable to brokers and dealers                                            $  2,035,154                       $  640,705
Payable to customers                                                         4,084,614                          229,367
Accrued research/services payable                                            6,379,935                        6,553,125
Accrued compensation                                                         2,017,826                        4,449,089
Accrued expenses                                                               958,485                          963,745
Other liabilities                                                              889,133                          840,574
                                                                           -----------                      -----------
     Total Liabilities                                                      16,365,147                       13,676,605
                                                                            ----------                       ----------

STOCKHOLDERS' EQUITY
Common stock $.01 par value per share
Voting-authorized 40,000,000 shares, issued
  - 10,763,350 in 1997 and 10,709,850 in 1996                                  107,634                          107,634
Additional paid in capital                                                  26,131,677                       26,111,404
Foreign currency translation adjustment                                      (931,044)                        (826,848)
Retained earnings                                                           17,484,932                       16,611,177
                                                                            ----------                       ----------
                                                                            42,793,199                       42,003,367

Less treasury stock at cost - 1,212,873
shares in 1997 and 1,532,040 shares in 1996                                (4,048,741)                      (4,152,077)
                                                                           -----------                      -----------
     Total Stockholders' Equity                                             38,744,458                       37,851,290
                                                                            ----------                       ----------
     Total Liabilities and Stockholders' Equity                            $55,109,605                      $51,527,895
                                                                           ===========                      ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                    Three Months Ended
                                                                        March 31,
                                                                    ------------------
REVENUES                                                           1997             1996
                                                                   ----             ----
 Gross commissions                                             $16,223,796       $14,584,490
 Investment management fees                                      1,518,786         1,167,202
 Other                                                             167,151            36,042
                                                               -----------      ------------
     Total operating revenues                                   17,909,733        15,787,734
EXPENSES
 Independent research and services                               7,303,348         6,512,329
 Clearing, floor brokerage and
      exchange charges                                           2,695,012         2,499,413
 Employee compensation                                           4,598,481         3,900,673
 Other                                                           2,242,838         1,843,302
                                                                 ---------        ----------
     Total expenses                                             16,839,679        14,755,717
                                                                ----------        ----------

OPERATING INCOME                                                 1,070,054         1,032,017

INVESTMENT INCOME AND OTHER
 Interest, dividends                                               443,788           367,144
 (Loss) on investments, other                                      (55,234)          (26,071)
                                                                  --------          --------
 Net investment income and other                                   388,554           341,073

 Income before income taxes                                      1,458,608         1,373,090
 Provision for income taxes                                        584,853           617,660
                                                                ----------        ----------
 Net income                                                     $  873,755        $  755,430
                                                                ==========        ==========

 Net income per share primary
       and fully diluted                                        $      .09        $      .08
                                                                ==========        ==========


Weighted average shares outstanding                              9,874,324         9,197,305
                                                                 =========         =========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
               THREE MONTHS ENDED MARCH 31, 1997 & MARCH 31, 1996
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                                           1997                 1996
                                                                               ----                 ----
 Net income                                                                   $873,755             $755,430
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                280,305              207,110
  Foreign currency translation adjustment                                    (104,196)             (82,674)
  Issuance of stock options                                                     47,191               15,896
  Change in unrealized (appreciation)/loss on investments                     (38,759)              111,354
Changes in assets and liabilities:
  Securities owned, at market                                                 (62,031)               26,930
  Receivables from correspondent brokers and dealers                       (2,698,413)            (428,242)
  Receivables from customers                                               (1,389,235)                    -
  Deferred research/services expense                                         (595,552)            (336,048)
  Other assets                                                                (53,517)            (121,544)
  Payable to brokers and dealers                                             1,394,449               42,572
  Payable to customers                                                       3,855,247                    -
  Accrued research/services payable                                          (173,190)             (38,863)
  Accrued compensation                                                     (2,431,263)            (284,976)
  Accrued expenses                                                             (5,260)          (1,929,668)
  Other liabilities                                                             92,433               72,542
                                                                                ------               ------
Net cash used in operations                                                (1,008,036)          (1,990,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations at market                                      1,001,352                  656
  Investment in securities                                                     148,110             (18,433)
  Purchases of equipment, furniture and leasehold
     improvements                                                            (294,233)            (156,906)
                                                                             ---------            ---------
Net cash provided by (used in) investing activities:                           855,229            (174,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends                                                                          -            (229,445)
  Issuance of common stock                                                      76,417                    -
                                                                                ------        -------------
  Net cash provided by (used in) financing activities:                          76,417            (229,445)

  Net decrease in cash, and equivalents                                       (76,390)          (2,394,309)
  Cash and equivalents, beginning of period                                 18,307,886           18,115,361
                                                                            ----------           ----------

  Cash and equivalents end of period                                       $18,231,496          $15,721,052
                                                                           ===========          ===========
  Supplemental disclosure of cash flow information:
         Interest paid:                                                    $   297,900          $    10,089
                                                                           ===========          ===========
         Taxes paid:                                                       $    78,969          $    69,976
                                                                           ===========          ===========

         1996 Non-Cash Item: Conversion of Subordinated Debentures to
                             Common Stock - $62,500
            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, the results of its operations and changes in cash flows for the three months ended March 31, 1997 and 1996. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 annual report on Form 10-K.


NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

         Hoenig & Co., Inc., the Company's principal operating subsidiary, is subject to the SEC Net Capital Rule 15c3-1 which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. As of March 31, 1997, Hoenig & Co., Inc.'s net capital ratio was
 .48 to 1 and its net capital was approximately $11,701,000,which was $11,326,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig & Co., Inc.) capital requirement was (yen)81,000,000 ($654,000). Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement. Limited's financial resources requirement as of March 31, 1997 was approximately
(British pounds)543,000 ($890,000); it had excess financial resources at such date of approximately (British pounds)652,000 ($1,069,000). Hoenig (Far East) Limited ("Far East"), is required to maintain liquid capital of the greater of HK$3,000,000 ($387,000) or 5% of the average quarterly total liabilities. Far East's required liquid capital was approximately HK$17,984,000 ($2,322,000) and had excess liquid capital of approximately HK$6,036,000 ($779,000).


NOTE 3 - STOCKHOLDERS' EQUITY

         On February 20, 1997, the Company's Board of Directors voted to discontinue the payment of regular quarterly dividends of $0.025 per share.

NOTE 4 - EARNINGS PER SHARE

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per Share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the adopting of SFAS 128 to have a material impact on its earnings per share computation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         Hoenig Group Inc. (the "Company") provides global securities brokerage to institutional clients through its wholly-owned brokerage subsidiaries in the United States, United Kingdom, Hong Kong and Tokyo. The Company's wholly-owned subsidiary, Axe-Houghton Associates, Inc. ("Axe-Houghton"), provides professional investment management to public and corporate employee benefit plans, investment partnerships and other institutional clients.

         The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on all of the world's major stock exchanges, acting as agent for its customers, and in certain instances as principal, and also executes trades in U.S. fixed income securities on an agency and riskless principal basis. The Company earns commissions in connection with four principal types of brokerage services: commissions received in exchange for providing independent research and other services to investment managers ("Independent Research Arrangements"), commissions received in exchange for paying expenses of, or commission refunds to, the customer ("Directed Brokerage"), commissions received in exchange for providing the Company's proprietary research; and commissions received for execution-only services ("Execution - Only Brokerage").

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

         The Company's second largest source of revenues is investment management fees earned by Axe-Houghton in connection with the provision of asset management services to institutional clients. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company. In February 1997, approximately $1.1 billion of assets managed under a temporary assignment were withdrawn from Axe-Houghton, resulting in $3.33 billion in assets under management as of March 31, 1997. As of March 31, 1997, Axe-Houghton manages approximately $436.0 million on a temporary basis.

         With respect to its asset management and brokerage businesses, the Company will continue to evaluate opportunities to increase distribution capabilities, expand its client base and supplement its product line through acquisitions and the hiring of additional personnel.

THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996.

         The Company's operating income before income taxes for the three months ended March 31, 1997 was $1,070,054, versus $1,032,017 in 1996. The increase in operating income is primarily attributed to an 11.2% increase in commission revenues and a 30.1% increase in investment management fee revenue.

         Operating revenues increased 13.4% to $17.9 million for three months ended March 31, 1997 from $15.8 million for the three months ended March 31, 1996. Commission revenues increased 11.2% to $16.2 million for the three months ended March 31, 1997 from $14.6 million for the same period in 1996. This increase resulted primarily from an increase in commission revenues in U.S. equity markets and Far East markets. Commission revenues derived from international markets represented 32.7% of the Company's total commissions during the first quarter 1997 as compared to 33.0% for the same period in 1996.

         Investment management fees increased 30.1% to $1.5 million for the three months ended March 31, 1997, from $1.2 million in 1996 based on assets under management of $3.3 billion as of March 31, 1997, as compared with $3.8 billion as of March 31, 1996. This increase in management fees reflects an increase in those assets which are managed for a higher average fee, which more than offset the overall decrease in assets.

         Research and other services provided to the Company's brokerage clients during the first quarter 1997 increased 12.1% to $7.3 million from $6.5 million for the same period in 1996. These expenses were 45.0% of commission revenues for the quarter ended March 31, 1997 as compared with 44.7% for the corresponding period in 1996.

         Clearing, execution, exchange charges and related expenses increased 7.8% to $2.7 million in 1997 from $2.5 million in 1996. These expenses represented 16.6% of commissions in 1997 and 17.1% of commissions in 1996. The decrease in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions generated in the U.S. equity markets, where such expenses are charges at lower rates than comparable trades in certain international markets, and to a reduction in execution costs related to commissions generated in the Hong Kong market. The Company has reduced the costs of executing transactions on The Stock Exchange of Hong
Kong as a result of Hoenig (Far East) Limited becoming a self-clearing member of The Stock Exchange of Hong Kong in the fourth quarter 1996.

         Employee compensation increased 17.9% to $4.6 million in 1997 from $3.9 million in 1996. This resulted primarily from an increase in reserves for discretionary and performance-based compensation for new and existing employees during the three months ended March 31, 1997.

         All other expenses increased 21.7% to $2.2 million in the first quarter 1997, compared to $1.8 million in 1996. This resulted primarily from an increase in depreciation, amortization and office related expenses during the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $40.5 million. All receivables from correspondent broker and dealers are fully collectible and no provision for uncollectibles is required.

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

         None


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


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:    Computation of Earnings Per Share (Exhibit 11)
                      Financial Data Schedule (Exhibit 27)


         Reports on Form 8K:  Item 5 Other.

         On January 21, 1997, the Company filed a Form 8-K under Item 5 other, reporting the adoption of a Stockholders Rights Plan.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            Hoenig Group Inc.



Date: May 14, 1997                          Fredric P. Sapirstein
                                            ---------------------
                                            Fredric P. Sapirstein
                                            Chairman and Chief
                                            Executive Officer



Date: May 14, 1997                          Alan B. Herzog
                                            --------------
                                            Alan B. Herzog,
                                            Chief Operating Officer