Form 10-Q
period 1997-06-30
HOENIG GROUP INC
filed 1997-08-13
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            -------------------------------------------------------

For Quarter Ended:            Commission File Number:  0-19619
June 30, 1997

                               HOENIG GROUP INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

    Delaware                                          13-3625520
------------------------------------             --------------------------
(State or other jurisdiction                     (I.R.S. Employer I.D. No.)
of incorporation or organization)

Royal Executive Park
4 International Drive
Rye Brook, NY                                         10573
--------------------------------------------------------------------------------
(Address of principal executive offices)             (zip code)

                                 (914) 935-9000
--------------------------------------------------------------------------------

              (Registrant's Telephone Number, including area code)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year is changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
    --------         -------

As of August 13, 1997, there were 9,319,605 shares of common stock outstanding.

                               HOENIG GROUP INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                      PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1 -  FINANCIAL STATEMENTS
           Consolidated Statement of Financial Condition -
           June 30, 1997 and December  31, 1996                         1

           Consolidated Statement of Income -
           Three and Six Months Ended June 30, 1997 and 1996            2

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1997 and 1996                      3

           Notes to Unaudited Consolidated Financial Statements         4

    ITEM 2 -  Management's Discussion and Analysis
           of Results of Operations and
           Financial Condition                                          5-7


PART II - OTHER INFORMATION

    ITEMS 1 - 6                                                         8

    Signatures                                                          9

    Exhibits                                                            10



                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    AS OF JUNE 30, 1997 & DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                          June 30, 1997                   December 31, 1996
                                                                          -------------                   -----------------

ASSETS
Cash & equivalents                                                         $20,569,111                      $18,307,886
U.S. Government obligations, at market value                                15,124,967                       16,782,412
Securities owned, at market value                                            1,304,524                        1,458,761
Investment in limited partnerships                                             564,470                          503,588
Receivables from correspondent brokers and dealers                          14,469,379                        6,164,129
Receivables from customers                                                   2,947,223                          436,326
Exchange memberships - at cost                                               1,343,016                        1,347,522
Equipment, furniture and leasehold improvements
     - net of depreciation and amortization                                  2,267,291                        2,090,649
Deferred research/services expense                                           1,327,030                          632,914
Other assets                                                                 4,165,671                        3,803,708
                                                                            ----------                     ------------
     Total Assets                                                          $64,082,682                      $51,527,895
                                                                           ===========                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Payable to brokers and dealers                                              $2,780,861                       $  640,705
Payable to customers                                                         8,761,903                          229,367
Accrued research/services payable                                            7,356,093                        6,553,125
Accrued compensation                                                         3,468,120                        4,449,089
Accrued expenses                                                               670,544                          963,745
Other liabilities                                                            1,539,222                          840,574
                                                                          ------------                      -----------
     Total Liabilities                                                      24,576,743                       13,676,605
                                                                            ----------                       ----------

STOCKHOLDERS' EQUITY
Common stock $.01 par value per share
Voting-authorized 40,000,000 shares, issued
  - 10,800,650 in 1997 and 10,763,350 in 1996                                  108,007                          107,634
Additional paid in capital                                                  26,380,492                       26,111,404
Foreign currency translation adjustment                                      (854,346)                        (826,848)
Retained earnings                                                           18,508,980                       16,611,177
                                                                            ----------                       ----------
                                                                            44,143,133                       42,003,367

Less treasury stock at cost - 1,340,545
shares in 1997 and 1,239,540 shares in 1996                                (4,637,194)                      (4,152,077)
                                                                           -----------                      -----------
     Total Stockholders' Equity                                             39,505,939                       37,851,290
                                                                            ----------                       ----------
     Total Liabilities and Stockholders' Equity                            $64,082,682                      $51,527,895
                                                                           ===========                      ===========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                               HOENIG GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                    Three Months Ended                       Six Months Ended
                                                                    ------------------                       ----------------
                                                                         June 30,                               June 30,
                                                                         --------                               --------
REVENUES                                                           1997             1996                    1997           1996
                                                                   ----             ----                    ----           ----
 Gross commissions                                             $18,049,150       $15,180,769           $34,272,946     $29,765,259
 Investment management fees                                      1,502,921         1,364,635             3,021,707       2,531,837
 Other                                                              93,123           109,036               260,274         145,078
                                                              ------------       -----------           -----------     -----------
     Total operating revenues                                   19,645,194        16,654,440            37,554,927      32,442,174
EXPENSES
 Independent research and services                               8,397,505         6,756,554            15,700,853      13,268,883
 Clearing, floor brokerage and
      exchange charges                                           2,706,826         2,701,062             5,401,838       5,200,475
 Employee compensation                                           5,013,183         4,120,535             9,611,664       8,021,208
 Other                                                           2,576,712         2,424,944             4,819,550       4,268,246
                                                                ----------        ----------            ----------      ----------
     Total expenses                                             18,694,226        16,003,095            35,533,905      30,758,812

OPERATING INCOME                                                   950,968           651,345             2,021,022       1,683,362

INVESTMENT INCOME AND OTHER
 Interest, dividends                                               475,459           360,592               919,247         727,736
 Gain (loss) on investments, other                                 181,818            13,716               126,584        (12,355)
                                                                ----------        ----------            ----------     -----------
 Net investment income and other                                   657,277           374,308             1,045,831         715,381

 Income before income taxes                                      1,608,245         1,025,653             3,066,853       2,398,743
 Provision for income taxes                                        584,198           370,977             1,169,051         988,637
                                                                ----------        ----------            ----------    ------------
 Net income                                                     $1,024,047        $  654,676            $1,897,802     $ 1,410,106
                                                                ==========        ==========            ==========     ===========

 Net income per share primary
       and fully diluted                                        $      .10        $      .07            $      .19     $       .15
                                                                ==========        ==========            ==========     ===========



Weighted average shares outstanding                              9,817,814         9,256,582             9,855,974       9,229,976
                                                                 =========         =========             =========       =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                               HOENIG GROUP INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                 SIX MONTHS ENDED JUNE 30, 1997 & JUNE 30, 1996
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                                1997            1996
                                                                    ----            ----
Net income                                                      $  1,897,802    $  1,410,106
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                      569,735         401,213
  Foreign currency translation adjustment                            (27,498)       (154,654)
  Issuance of stock options                                           86,566          31,792
  Change in unrealized (appreciation)/loss on investments           (234,589)         79,331
Changes in assets and liabilities:
  Securities owned, at market                                         (5,149)     (1,768,567)
  Receivables from correspondent brokers and dealers              (8,305,250)        109,365
  Receivables from customers                                      (2,510,897)           --
  Deferred research/services expense                                (694,116)       (375,193)
  Other assets                                                      (518,849)       (542,511)
  Payable to brokers and dealers                                   2,140,156       2,623,321
  Payable to customers                                             8,532,536            --
  Accrued research/services payable                                  802,968        (174,433)
  Accrued compensation                                              (980,969)        860,365
  Accrued expenses                                                  (293,201)     (1,977,697)
  Other liabilities                                                  693,173         393,990
                                                                ------------    ------------
Net cash provided by operations                                    1,152,418         916,428

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations at market                            1,836,893       2,009,319
  Investment in securities                                           159,120      (1,000,000)
  Purchases of equipment, furniture and leasehold
     improvements                                                   (584,984)       (327,592)
                                                                ------------    ------------
Net cash provided by investing activities:                         1,411,029         681,727

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock purchased                                          (588,452)           --
  Dividends                                                             --          (459,015)
  Issuance of common stock                                           286,230             500
                                                                ------------    ------------
  Net cash (used in) financing activities:                          (302,222)       (458,515)

  Net increase in cash, and equivalents                            2,261,225       1,139,640
  Cash and equivalents, beginning of period                       18,307,886      18,115,361
                                                                ------------    ------------

  Cash and equivalents end of period                            $ 20,569,111    $ 19,255,001
                                                                ============    ============
  Supplemental disclosure of cash flow information:
         Interest paid:                                         $    123,255    $     22,514
         Taxes paid:                                            $    987,905    $    541,803



         1996 Non-Cash Item: Conversion of Subordinated Debentures to
                             Common Stock - $62,500
            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.
         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, the results of its operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 annual report on Form 10-K.


NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.
         Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the SEC Net Capital Rule 15c3-1 which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. As of June 30, 1997, Hoenig's net capital ratio was
 .78 to 1 and its net capital was approximately $9,586,000, which was $9,085,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig) capital requirement was (Y)77,000,000 ($672,000). Hoenig & Company Limited ("Limited"), the Company's United Kingdom brokerage subsidiary, is required to maintain financial resources of at least 110% of its capital requirement. Limited's financial resources requirement as of June 30, 1997 was approximately (British pounds) 375,000 ($624,000); it had excess financial resources at such date of approximately (British pounds) 841,000 ($1,400,000). Hoenig (Far East) Limited ("Far East"), the Company's Hong Kong brokerage subsidiary, is required to maintain liquid capital of the greater of HK$3,000,000 ($387,000) or 5% of the average quarterly total liabilities.
Far East's required liquid capital as of June 30, 1997 was approximately HK$13,340,000 ($1,722,000), and it had excess liquid capital of approximately HK$16,204,000 ($2,092,000).

NOTE 3 - STOCKHOLDERS' EQUITY.
         During the fourth quarter 1992, the Company's Board of Directors approved a stock repurchase program which would enable the Company to repurchase up to one million shares of its Common Stock from time to time. In November 1994, the Company's Board of Directors authorized management to repurchase, from time to time, an additional one million shares of Common Stock in open market and private transactions.

         From January 1, 1997 through August 8, 1997, the Company repurchased 268,172 shares of Common Stock. As of August 8, 1997 the Company has repurchased 1,165,712 under these repurchase programs. The Company purchased an additional 650,000 shares in December 1995, pursuant to a contract with the Estate of Ronald H. Hoenig. The total cost of these purchases (net of 334,667 shares issued out of Treasury Stock) is $5,426,133.

NOTE 4 - EARNINGS PER SHARE.
         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per Share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the adoption of SFAS 128 to have a material impact on its earnings per share computation.

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

          The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on all of the world's major stock exchanges, acting as agent for its customers, and in certain instances as principal, and also executes trades in U.S. fixed income securities on an agency and riskless principal basis. The Company earns commissions in connection with four principal types of brokerage services: commissions received in exchange for providing independent research and brokerage ("Independent Research Arrangements"), commissions received in exchange for paying expenses of, or commission refunds to, directed brokerage customers ("Directed Brokerage"), commissions received in exchange for providing the Company's proprietary research; and commissions received for execution-only services ("Execution - Only Brokerage").

         The Company believes that the business of providing Independent Research and Directed Brokerage Arrangements is relatively mature in the United States and the United Kingdom, but expects it to grow at a faster rate in foreign markets, particularly in the Far East. Ratios relating to Independent Research and Directed Brokerage Arrangements (the ratio of commissions received by the Company to the cost of research and other services provided or commission refunds paid) generally have decreased during the past several years as a result of competition, but they are higher in certain international markets, particularly in the Far East. The Company is able to maintain profit margins on commissions earned in Far East markets that are comparable to the profit margin on U.S. commissions, notwithstanding higher clearing and execution costs in certain Far East markets. The Company's profit margin on Execution-Only Brokerage is higher than that on Independent Research and Directed Brokerage Arrangements because the Company does not incur direct expenses for research and other services in connection with Execution-Only Brokerage.

         The Company's second largest source of revenues is investment management fees earned by Axe- Houghton in connection with the provision of asset management services to institutional clients. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company. In February 1997, approximately $1.1 billion of assets managed under a temporary assignment were withdrawn from Axe-Houghton, resulting in $3.77 billion in assets under management as of June 30, 1997. As of June 30, 1997, Axe-Houghton manages approximately $449.7 million on a temporary basis.

         With respect to its asset management and brokerage businesses, the Company will continue to evaluate opportunities to increase distribution capabilities, expand its client base and supplement its product line through acquisitions and the hiring of additional personnel.

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996.

         The Company's operating income before income taxes for the three months ended June 30, 1997 was $950,968, versus $651,345 in 1996. The increase in operating income is primarily attributed to an 18.9% increase in commission revenues and a 10.1% increase in investment management fee revenue.

         Operating revenues increased 18.0% to $19.6 million for three months ended June 30, 1997 from $16.7 million for the three months ended June 30, 1996. Commission revenues increased 18.9% to $18.0 million for the three months ended June 30, 1997 from $15.2 million for the same period in 1996. This increase resulted primarily from an increase in commission revenues in U.S. equity markets and certain Far East markets. Commission revenues derived from international operations represented 35.1% of the Company's total commissions during the second quarter 1997 as compared to 35.0% for the same period in 1996.

         Investment management fees increased 10.1% to $1.5 million for the three months ended June 30, 1997, from $1.4 million in 1996 based on assets under management of $3.77 billion as of June 30, 1997, as compared with $4.0 billion as of June 30, 1996. This increase in management fees reflects an increase in those assets which are managed for a higher average fee, which more than offset the overall decrease in assets.

         Research and other services provided to the Company's brokerage clients during the second quarter 1997 increased 24.3% to $8.4 million from $6.8 million for the same period in 1996. These expenses were 46.5% of commission revenues for the quarter ended June 30, 1997 as compared with 44.5% for the corresponding period in 1996.

         Clearing, execution, exchange charges and related expenses remained at $2.7 million in both 1997 and 1996. These expenses represented 15.0% of commissions in 1997 and 17.8% of commissions in 1996. The decrease in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions generated in the U.S. equity markets, where such expenses are charged at lower rates than comparable trades in certain international markets, and to a reduction in execution costs related to commissions generated in the Hong Kong market. The Company has reduced the costs of executing transactions on The Stock Exchange of Hong Kong as a result of Hoenig (Far East) Limited becoming a self- clearing member of The Stock Exchange of Hong Kong in the fourth quarter 1996.

         Employee compensation increased 21.7% to $5.0 million in 1997 from $4.1 million in 1996. This resulted primarily from an increase in the compensation of existing personnel, as well as the hiring of new employees during the first six months of 1997.

         All other expenses increased 6.3% to $2.6 million in the second quarter 1997, compared to $2.4 million in 1996. This resulted primarily from an increase in depreciation, amortization and office related expenses during the quarter ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996.

         The Company's operating income before income taxes for the six months ended June 30, 1997 increased 20.1% to $2,021,022, versus $1,683,362 in 1996.
The increase in operating income is primarily attributed to a 15.1% increase in commission revenues and a 19.4% increase in investment management fee revenue.

         Operating revenues increased 15.8% to $37.6 million for six months ended June 30, 1997 from $32.4 million for the six months ended June 30, 1996. Commission revenues increased 15.1% to $34.3 million for the six months ended June 30, 1997 from $29.8 million for the same period in 1996. This increase resulted primarily from an increase in commission revenues in U.S. equity markets and Far East markets. Commission revenues derived from international operations represented 34.9% of the Company's total commissions during the six months ended June 30, 1997 as compared to 35.3% for the same period in 1996.

         Investment management fees increased 19.4% to $3.0 million for the six months ended June 30, 1997, from $2.5 million in 1996 based on assets under management of $3.77 billion as of June 30, 1997, as compared with $4.0 billion as of June 30, 1996. This increase in management fees reflects an increase in those assets which are managed for a higher average fee, which more than offset the overall decrease in assets.

         Research and other services provided to the Company's brokerage clients during the six months ended June 30, 1997 increased 18.3% to $15.7 million from $13.3 million for the same period in 1996. These expenses were 45.8% of commission revenues for the six months ended June 30, 1997 as compared with 44.6% for the corresponding period in 1996.

         Clearing, execution, exchange charges and related expenses increased 3.9% to $5.4 million in 1997 from $5.2 million in 1996. These expenses represented 15.8% of commissions in 1997 and 17.5% of commissions in 1996. The decrease in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions generated in the U.S. equity markets, where such expenses are charged at lower rates than comparable trades in certain international markets, and to a reduction in execution costs related to commissions generated in the Hong Kong market. The Company has reduced the costs of executing transactions on The Stock Exchange of Hong Kong as a result of Hoenig (Far East) Limited becoming a self-clearing member of The Stock Exchange of Hong Kong in the fourth quarter 1996.

         Employee compensation increased 19.8% to $9.6 million in 1997 from $8.0 million in 1996. This resulted primarily from an increase in reserves for discretionary and performance-based compensation and in compensation of existing personnel, as well as the hiring of new employees during the six months ended June 30, 1997.

         All other expenses increased 12.9% to $4.8 million in the six months ended June 30, 1997, as compared to $4.3 million in 1996. This resulted primarily from an increase in depreciation, amortization and office related expenses during the six months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $43.4 million. All receivables from correspondent brokers and dealers are fully collectible and no provision for uncollectibles is required.

         The Company believes that its cash resources and liquidity plus additional funds generated by operations will be sufficient to meet current and future needs. The Company is currently exploring opportunities to expand existing businesses and/or to acquire new businesses, which could potentially have an impact on liquidity and capital resources.

                               HOENIG GROUP INC.
                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.            LEGAL PROCEEDINGS
                   On September 19, 1995, a complaint was filed in the Supreme Court of the State of New York, County of Westchester, by Thomas C. Hellman against Hoenig Group Inc., Hoenig & Co., Inc. and certain individuals, as directors and officers of Hoenig & Co., Inc. On September 11, 1996, the Supreme Court of the State of New York, County of Westchester, granted summary judgment in favor of defendants Hoenig Group Inc. and Hoenig & Co., Inc. and dismissed the amended complaint in its entirety. Hellman filed a notice of appeal of this decision in October 1996 and submitted his appeal brief to the Supreme Court State of New York Appellate Division, Second department, on April 15, 1997. Defendants Hoenig Group Inc. and Hoenig & Co., Inc. have opposed the appeal, and the appeal is sub judice. Information regarding this litigation previously was disclosed in Item 3 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

ITEM 2.            CHANGES IN SECURITIES
                   None

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES
                   None

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                   At the Company's Annual meeting of Stockholders held on May 15, 1997, Messrs Fredric P. Sapirstein, Robert L. Cooney and Ms. Kathryn L. Hoenig, who were nominated by the Board of Directors, were elected to serve as Class III Directors of the Company, each for a three year term. Messrs. Alan B. Herzog, Robert Spiegel, Martin F.C. Emmett and Max H. Levine continue to serve as directors after such meeting. The results of the election were as follows: Sapirstein:
                   Voted for-7,369,831, Against-355,000, Abstain-0, Broker Non-Votes-0. Cooney: Voted for-7,364,531, Against-360,300, Abstain-0, Broker Non-Votes-0. Hoenig: Voted for-7,368,531, Against-356,300, Abstain-0, Broker Non-Votes-0.


                   In addition, the Company's Section 162 (m) Cash Bonus Plan and the Company's 1996 Long- Term Stock Incentive Plan were approved. The results of the voting were as follows:
                   Section 162 (m) Cash Bonus Plan: Voted for-7,598,966, Against-81,400, Abstain-3,800, Broker Non- Votes-40,665. 1996 Long-Term Stock Incentive Plan: Voted for-5,355,084, Against-663,414, Abstain-5,800, Broker Non-Votes-1,700,533.


ITEM 5.            OTHER INFORMATION
                   None

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                   Exhibits: Computation of Earnings Per Share (Exhibit 11)
                             Financial Data Schedule (Exhibit 27)

                   Reports on Form 8K:
                                None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          Hoenig Group Inc.



Date:       August 13, 1997               Fredric P. Sapirstein
                                          ---------------------
                                          Fredric P. Sapirstein
                                          Chairman and Chief
                                          Executive Officer



Date:       August 13, 1997               Alan B. Herzog
                                          --------------
                                          Alan B. Herzog,
                                          Chief Operating Officer





                                   EXHIBIT 11
                               HOENIG GROUP INC.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                                           Three Months Ended                   Six Months Ended
                                                           ------------------                   ----------------
                                                       Primary and        Primary and     Primary and      Primary and
                                                      Fully Diluted      Fully Diluted   Fully Diluted     Fully Diluted
                                                        6/30/97            6/30/96         6/30/97          6/30/96
                                                        -------            -------         -------          -------
EARNINGS:
Net Income                                               $1,024,047        $654,676       $1,897,802        $1,410,106
                                                         ==========        ========       ==========        ==========

NUMBER OF SHARES:
Weighted average of shares outstanding                    9,486,306       9,182,042        9,515,811         9,153,565
Additional shares assuming conversion
  of outstanding options and warrants                       331,508          74,540          340,163            76,411
                                                         ----------       ---------       ----------       -----------

Average shares and equivalents outstanding                9,817,814       9,256,582        9,855,974         9,229,976
                                                         ==========       =========       ==========       ===========

Primary and fully diluted
   earnings per share                                    $      .10       $     .07       $      .19        $      .15
                                                         ==========       =========       ==========       ===========
