Form 10-Q
period 1997-09-30
HOENIG GROUP INC
filed 1997-11-14
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            -------------------------------------------------------

For Quarter Ended:                Commission File Number:  0-19619
September 30, 1997

                               HOENIG GROUP INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3625520
---------------------------------                 --------------------------
  (State or other jurisdiction                    (I.R.S. Employer I.D. No.)
of incorporation or organization)

Royal Executive Park
4 International Drive
Rye Brook, NY                                               10573
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

As of November 13, 1997, there were 9,211,772 shares of common stock outstanding.

                               HOENIG GROUP INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

        Consolidated Statement of Financial Condition -
        September 30, 1997 and December  31, 1996                            1

        Consolidated Statement of Income -
        Three and Nine Months Ended September 30, 1997 and 1996              2

        Consolidated Statement of Cash Flows -
        Nine Months Ended September 30, 1997 and 1996                        3

        Notes to Unaudited Consolidated Financial Statements                 4

   ITEM 2 - Management's Discussion and Analysis
            of Results of Operations and
            Financial Condition                                            5-7


PART II - OTHER INFORMATION

   ITEMS 1 - 6                                                               8

   Signatures                                                                9

   Exhibits                                                                 10

                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  AS OF SEPTEMBER 30, 1997 & DECEMBER 31, 1996
                                  (UNAUDITED)

                                                    September 30, 1997     December 31, 1996
                                                    ------------------     -----------------
ASSETS
Cash & equivalents                                      $20,244,219           $18,307,886
U.S. Government obligations, at market value             17,265,658            16,782,412
Securities owned, at market value                         1,296,225             1,458,761
Investment in limited partnerships                          634,198               503,588
Receivables from correspondent brokers and dealers       13,106,708            6,164,129
Receivables from customers                                1,311,043               436,326
Exchange memberships - at cost                            1,340,762             1,347,522
Equipment, furniture and leasehold improvements
     - net of depreciation and amortization               2,302,602             2,090,649
Deferred research/services expense                        1,067,047               632,914
Other assets                                              4,239,820             3,803,708
                                                        -----------           -----------
     Total Assets                                       $62,808,282           $51,527,895
                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Payable to brokers and dealers                          $ 1,454,870            $  640,705
Payable to customers                                      8,026,229               229,367
Accrued research/services payable                         7,396,137             6,553,125
Accrued compensation                                      4,674,683             4,449,089
Accrued expenses                                            864,012               963,745
Other liabilities                                         1,393,593               840,574
                                                        -----------           -----------
     Total Liabilities                                   23,809,524            13,676,605
                                                         ----------            ----------

STOCKHOLDERS' EQUITY
Common stock $.01 par value per share
Voting-authorized 40,000,000 shares, issued
  - 10,800,650 in 1997 and 10,763,350 in 1996               108,007               107,634
Additional paid in capital                               26,403,332            26,111,404
Foreign currency translation adjustment                   (920,719)             (826,848)
Retained earnings                                        19,153,748            16,611,177
                                                         ----------            ----------
                                                         44,744,368            42,003,367

Less treasury stock at cost - 1,510,378
shares in 1997 and 1,239,540 shares in 1996             (5,745,610)           (4,152,077)
                                                        -----------           -----------
     Total Stockholders' Equity                          38,998,758            37,851,290
                                                         ----------            ----------
     Total Liabilities and Stockholders' Equity         $62,808,282           $51,527,895
                                                        ===========           ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                            Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                            ------------------          -----------------
REVENUES                                    1997         1996            1997        1996
                                            ----         ----            ----        ----
 Gross commissions                      $16,398,169   $15,806,745    $50,671,115  $45,572,004
 Investment management fees               1,750,076     1,553,094      4,771,783    4,084,931
 Other                                       68,556       114,088        328,830      259,166
                                        -----------   -----------    -----------  -----------
     Total operating revenues            18,216,801    17,473,927     55,771,728   49,916,101
EXPENSES
 Independent research and services        7,478,163     7,559,472     23,179,016   20,828,355
 Clearing, floor brokerage and
      exchange charges                    2,485,943     2,912,834      7,887,781    8,113,309
 Employee compensation                    5,058,752     4,252,657     14,670,416   12,273,865
 Other                                    2,696,110     2,153,030      7,515,660    6,421,276
                                        -----------   -----------    -----------  -----------
     Total expenses                      17,718,968    16,877,993     53,252,873   47,636,805

OPERATING INCOME                            497,833       595,934      2,518,855    2,279,296

INVESTMENT INCOME AND OTHER
 Interest, dividends                        500,533       370,371      1,419,780    1,098,107
 Gain (loss) on investments, other           63,407        42,418        189,991       30,063
                                        -----------   -----------    -----------  -----------
 Net investment income and other            563,940       412,789      1,609,771    1,128,170

 Income before income taxes               1,061,773     1,008,723      4,128,626    3,407,466
 Provision for income taxes                 417,005       399,027      1,586,056    1,387,664
                                        -----------   -----------    -----------  -----------
 Net income                             $   644,768   $   609,696    $ 2,542,570  $ 2,019,802
                                        ===========   ===========    ===========  ===========
 Net income per share primary
       and fully diluted                $       .07   $       .07    $       .26  $       .22
                                        ===========   ===========    ===========  ===========

Weighted average shares outstanding       9,749,853     9,333,620      9,810,778    9,282,182
                                          =========     =========      =========    =========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
           NINE MONTHS ENDED SEPTEMBER 30, 1997 & SEPTEMBER 30, 1996
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:                              1997               1996
                                                                   ----               ----
Net income                                                     $  2,542,570      $  2,019,802
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                     858,406           608,607
  Foreign currency translation adjustment                           (93,871)         (129,909)
  Issuance of stock options                                         138,323            50,866
  Change in unrealized (appreciation)/depreciation
    on investments                                                 (304,771)          238,844
Changes in assets and liabilities:
  Securities owned, at market                                        12,766           (52,048)
  Receivables from correspondent brokers and dealers             (6,942,579)          218,828
  Receivables from customers                                       (874,717)             --
  Deferred research/services expense                               (434,133)         (501,306)
  Other assets                                                     (657,180)          (44,160)
  Payable to brokers and dealers                                    814,165            43,572
  Payable to customers                                            7,796,862              --
  Accrued research/services payable                                 843,012           918,239
  Accrued compensation                                              225,594         2,171,134
  Accrued expenses                                                  (99,733)       (1,784,145)
  Other liabilities                                                 554,550          (144,472)
                                                               ------------      ------------
Net cash provided by operations                                   4,379,264         3,613,852

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations at market                            (319,966)       (4,152,156)
  Investment in Limited Partnership                                    --          (1,000,000)
  Investment in securities                                          159,120           527,803
  Purchases of equipment, furniture and leasehold
     improvements                                                  (842,530)         (580,870)
                                                               ------------      ------------
Net cash (used in) investing activities:                         (1,003,376)       (5,205,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock purchase                                        (1,593,533)             --
  Dividends                                                            --            (695,261)
  Issuance of common stock                                          153,978           845,949
                                                               ------------      ------------
  Net cash provided by (used in) financing activities:           (1,439,555)          150,688

  Net increase (decrease) in cash, and equivalents                1,936,333        (1,440,683)
  Cash and equivalents, beginning of period                      18,307,886        18,115,361

  Cash and equivalents end of period                           $ 20,244,219      $ 16,674,678
  Supplemental disclosure of cash flow information:
         Interest paid:                                        $    146,873      $     32,881
         Taxes paid:                                           $  1,357,275      $    707,892

         1996 Non-Cash Item: Conversion of Subordinated Debentures to
                             Common Stock - $62,500
            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

       In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 annual report on Form 10-K.


NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

       Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the SEC Net Capital Rule 15c3-1 which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. As of September 30, 1997, Hoenig's net capital ratio was .58 to 1 and its net capital was approximately $10,330,000, which was $9,933,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig) capital requirement was (Yen)69,000,000 ($573,000). Hoenig & Company Limited ("Limited"), the Company's United Kingdom brokerage subsidiary, is required to maintain financial resources of at least 110% of its capital requirement. Limited's financial resources requirement as of September 30, 1997 was approximately (British pounds)343,000 ($555,000); it had excess financial resources at such date of approximately (British pounds)809,000 ($1,308,000). Hoenig (Far East) Limited ("Far East"), the Company's Hong Kong brokerage subsidiary, is required to maintain liquid capital of the greater of HK$3,000,000 ($388,000) or 5% of the average quarterly total liabilities.
Far East's required liquid capital as of September 30, 1997 was approximately HK$16,702,000 ($2,158,000), and it had excess liquid capital of approximately HK$16,850,000 ($2,177,000).


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

       From January 1, 1997 through September 30, 1997, the Company repurchased 407,172 shares of Common Stock. As of September 30, 1997 the Company has repurchased a total of 1,304,712 shares under these repurchase programs. The Company purchased an additional 650,000 shares in December 1995, pursuant to a contract with the Estate of Ronald H. Hoenig. The total cost of these purchases under the repurchase programs and the purchase from the Estate (net of 444,334 shares issued out of Treasury Stock) is $5,745,610.

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

       The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on all of the world's major stock exchanges, acting as agent for its customers, and in certain instances as principal, and also executes trades in U.S. fixed income securities on an agency and riskless principal basis. The Company earns commissions in connection with four principal types of brokerage services: commissions received in exchange for providing independent research and brokerage ("Independent Research Arrangements"), commissions received in exchange for paying expenses of, or commission refunds to, directed brokerage customers ("Directed Brokerage Arrangements"), commissions received in exchange for providing the Company's proprietary research; and commissions received for execution-only services ("Execution - Only Brokerage").

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

       The Company's second largest source of revenues is investment management fees earned by Axe-Houghton in connection with the provision of asset management services to institutional clients. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company. Axe-Houghton had $4.0 billion in assets under management as of September 30, 1997, of which $463.0 million is managed under a temporary assignment.

       With respect to its asset management and brokerage businesses, the Company will continue to evaluate opportunities to increase distribution capabilities, expand its client base and supplement its product line through acquisitions and the hiring of additional personnel.

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1996.

       The Company's operating income before income taxes for the three months ended September 30, 1997 was $497,833, versus $595,934 in 1996. This decrease in operating income was primarily attributed to an increase in infrastructure costs of the Company's global brokerage operations. These costs included compensation and office related expenses related to the addition of sales/marketing and trading personnel who were hired as part of an effort to expand the Company's global brokerage network and account base.

       Operating revenues increased 4.3% to $18.2 million for three months ended September 30, 1997 from $17.5 million for the three months ended September 30, 1996. Commission revenues increased 3.7% to $16.4 million for the three months ended September 30, 1997 from $15.8 million for the same period in 1996. This increase resulted primarily from an increase in commission revenues in certain Far East markets. Commission revenues derived from international operations represented 34.5% of the Company's total commissions during the third quarter 1997 as compared to 32.4% for the same period in 1996.

       Investment management fees increased 12.7% to $1.8 million for the three months ended September 30, 1997, from $1.6 million in 1996 based on assets under management of $4.0 billion as of September 30, 1997, as compared with $4.1 billion as of September 30, 1996. This increase in management fees reflects an increase in those assets which are managed for a higher average fee, which more than offset the overall decrease in assets.

       Research and other services provided to the Company's brokerage clients during the third quarter 1997 decreased 1.1% to $7.5 million from $7.6 million for the same period in 1996. These expenses were 45.6% of commission revenues for the quarter ended September 30, 1997 as compared with 47.8% for the corresponding period in 1996.

       Clearing, execution, exchange charges and related expenses decreased 14.7% to $2.5 million from $2.9 million in 1996. These expenses represented 15.2% of commissions in 1997 and 18.4% of commissions in 1996. The decrease in these expenses as a percentage of commissions is primarily due to a reduction in execution costs related to commissions generated in the Hong Kong market. The Company has reduced the costs of executing transactions on The Stock Exchange of Hong Kong as a result of Hoenig (Far East) Limited becoming a self-clearing member of The Stock Exchange of Hong Kong in the fourth quarter 1996.

       Employee compensation increased 19.0% to $5.1 million in 1997 from $4.3 million in 1996. This increase reflects: (1) compensation of new employees hired during the fourth quarter 1996 and during 1997, (2) an increase in reserves for discretionary bonuses and performance-based compensation, and
(3) an increase in the compensation of existing personnel.

       All other expenses increased 25.2% to $2.7 million in the third quarter 1997, compared to $2.2 million in 1996. This resulted primarily from an increase in depreciation, amortization and office and marketing related expenses during the quarter ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1996.

       The Company's operating income before income taxes for the nine months ended September 30, 1997 increased 10.5% to $2,518,855, versus $2,279,296 in 1996. The increase in operating income is primarily attributed to an 11.2% increase in commission revenues and a 16.8% increase in investment management fee revenues.

       Operating revenues increased 11.7% to $55.8 million for nine months ended September 30, 1997 from $49.9 million for the nine months ended September 30, 1996. Commission revenues increased 11.2% to $50.7 million for the nine months ended September 30, 1997 from $45.6 million for the same period in 1996. This increase resulted primarily from an increase in commission revenues in U.S. equity markets and Far East markets. Commission revenues derived from international operations represented 34.8% of the Company's total commissions during the nine months ended September 30, 1997 as compared to 34.2% for the same period in 1996.

       Investment management fees increased 16.8% to $4.8 million for the nine months ended September 30, 1997, from $4.1 million in 1996 based on assets under management of $4.0 billion as of September 30, 1997, as compared with $4.1 billion as of September 30, 1996. This increase in management fees reflects an increase in those assets which are managed for a higher average fee, which more than offset the overall decrease in assets.

       Research and other services provided to the Company's brokerage clients during the nine months ended September 30, 1997 increased 11.3% to $23.2 million from $20.8 million for the same period in 1996. These expenses remained at 45.7% of commission revenues for both the nine months ended September 30, 1997 and 1996.

       Clearing, execution, exchange charges and related expenses decreased 2.8% to $7.9 million in 1997 from $8.1 million in 1996. These expenses represented 15.6% of commissions in 1997 and 17.8% of commissions in 1996. The decrease in these expenses as a percentage of commissions is primarily due to a reduction in execution costs related to commissions generated in the Hong Kong market. The Company has reduced the costs of executing transactions on The Stock Exchange of Hong Kong as a result of Hoenig (Far East) Limited becoming a self-clearing member of The Stock Exchange of Hong Kong in the fourth quarter 1996.

       Employee compensation increased 19.5% to $14.7 million in 1997 from $12.3 million in 1996. This resulted primarily from: (1) the year-to-date effect of compensation paid to employees hired in the third and fourth quarters of 1996 and in 1997, (2) an increase in reserves for discretionary bonuses and performance-based compensation, and (3) an increase in compensation of existing personnel.

       All other expenses increased 17.0% to $7.5 million in the nine months ended September 30, 1997, compared to $6.4 million in 1996. This resulted primarily from an increase in depreciation, amortization and office and marketing related expenses during the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1997, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $44.4 million. All receivables from correspondent brokers and dealers are fully collectible and no provision for uncollectibles is required.

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


ITEM 6.  EXHIBITS

         Exhibits:  Computation of Earnings Per Share (Exhibit 11)
                    Financial Data Schedule (Exhibit 27)

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Hoenig Group Inc.



Date:  November 13, 1997               Fredric P. Sapirstein
                                       ---------------------
                                       Fredric P. Sapirstein
                                       Chairman and Chief
                                       Executive Officer



Date:  November 13, 1997               Alan B. Herzog
                                       --------------
                                       Alan B. Herzog,
                                       Chief Operating Officer