Form 10-K
period 1997-12-31
HOENIG GROUP INC
filed 1998-03-30
CIK 878551

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997
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

                            X  Yes         No
                           ---       ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             X  Yes        No
                            ---      ----

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 27, 1998: common stock par value $.01 per share, $33,579,081.

         As of March 27, 1998 there were 9,063,539 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
         Selected portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III as set forth herein.

                                    PART I
                                    ------

Item 1.  Business
-----------------

GENERAL
         Hoenig Group Inc., through its wholly-owned brokerage subsidiaries, Hoenig & Co., Inc. ("Hoenig"), Hoenig & Company Limited ("Limited") and Hoenig (Far East) Limited ("Far East"), provides global securities brokerage, marketing and distribution of proprietary and independent third-party research and other services to institutional investors. Through its asset management subsidiary, Axe-Houghton Associates, Inc. ("Axe-Houghton"), the Company provides professional investment management services to public and corporate employee benefit plans, investment partnerships and other institutional clients. The term "Company" refers to Hoenig Group Inc. and its operating subsidiaries, Hoenig, Limited, Far East and Axe-Houghton. The Company's brokerage clients are primarily banks, insurance companies, corporations, employee benefit plans, mutual funds, investment advisers, hedge funds, investment partnerships and other investment professionals. The Company provides its brokerage clients with execution services for equity and fixed income securities transactions. Approximately 80% of those services are provided in connection with the provision of independent, third-party research products and services and directed brokerage arrangements.

         The Company conducts business from its headquarters in Rye Brook, New York, its international offices in London, Tokyo and Hong Kong and its regional offices in New York and Boston. Through its subsidiaries, the Company is a member of the New York Stock Exchange ("NYSE"), all major regional U.S. exchanges, the London Stock Exchange ("LSE") and The Stock Exchange of Hong Kong, and is an associate member of the American Stock Exchange. See Note 11 to the Financial Statements for specific information regarding operating revenues and operating profits by location and operating revenues by geographic region.

GLOBAL SECURITIES BROKERAGE

         The principal activity of the Company is providing quality global trade execution services to institutional customers. The Company also provides its customers with proprietary and independent third-party research and other services.

         INDEPENDENT RESEARCH

         The Company actively markets and distributes independent third-party research products and services to professional investment managers with the expectation that these managers will use the Company to execute securities trades which generate specified amounts of commission revenues ("Independent Research Arrangements"). These types of arrangements are sometimes referred to as "soft dollar" arrangements.

         An important aspect of the Company's business involves identifying independent sources of investment research and information which add value to its customers' investment decision-making process. The Company seeks research services from private research groups, independent analysts, information services organizations and other entities in the United States and overseas and collaborates with these providers to obtain products and services that assist the Company's investment management clientele in carrying out their investment management responsibilities. The Company presently obtains research products and services from over 400 independent sources and regularly communicates the availability and suitability of these products and services to its customers.

         Through its relationships with independent research analysts and service providers, the Company offers a wide variety of specialized and sophisticated research products, including fundamental research, economic research and forecasting, quantitative analysis, global research services, quotation, news and database systems, fixed income research services, software for securities analysis, portfolio management and performance measurement services. Many of these services are available directly from the research analyst or service provider, as well as from other brokerage firms, including specialty firms offering only independent research and firms that provide proprietary research.

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

         An important facet of the relationship between the Company and independent research providers is the active cooperation the Company provides in introducing products to new customers and identifying new research requirements. Almost all of the Company's research relationships are non-exclusive arrangements.

         DIRECTED BROKERAGE

         The Company also engages in directed brokerage arrangements with certain institutional investors, particularly corporations, pension plans and investment limited partnerships. A directed brokerage arrangement is a contractual arrangement between a brokerage firm and its customer whereby the broker pays certain expenses of the customer, such as custodian fees, or refunds to the customer a portion of commissions paid in consideration of the customer directing commission business to the broker ("Directed Brokerage Arrangement"). These types of arrangements are commonly known as Directed Brokerage because the customer typically instructs its money managers to direct trades for the customer's account to the broker with whom the customer has a Directed Brokerage Arrangement. In the case of pension plans, Directed Brokerage Arrangements often involve the payment of commission refunds to the pension plan and thus are often referred to as "commission recapture" programs. The term "soft dollars" also has been used to refer to Directed Brokerage Arrangements.

         The Company generally expects a certain amount of commissions for every $1 in research, other services and commission refunds provided under Independent Research Arrangements and Directed Brokerage Arrangements. This ratio is not fixed and may vary on an individual customer basis. The ratios applied by the Company have been, and continue to be, under competitive pressure in the United States, as well as in the United Kingdom, Europe and Asia.

         The Company's commission rates and ratios generally are negotiated between the Company's brokers and customers, and vary with the volume and nature of trading involved. The Company believes that its ability to provide customers with domestic and international execution capabilities is an important factor in its ability to compete for customers seeking Independent Research Arrangements and Directed Brokerage Arrangements. The Company typically provides a periodic global statement to each customer, which allows the customer to easily track the research and other services provided, the commission expectation and the commissions generated during the period.

         Although these are extremely competitive businesses, management believes that its global execution capabilities and its knowledge of, and relationships with, numerous third-party service providers enable it to compete effectively for Independent Research and Directed Brokerage business. The Company also has committed resources to enhancing its information systems to meet customer reporting and other business needs and expects to continue to make such investments.

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

         Dr. Barbera and Mr. Rasco produce a weekly report, which discusses global economic events and market developments, as well as provides economic forecasts. They also produce interim reports which address important economic and market developments as they occur, and they periodically consult with customers on a range of global economic issues and market trends.

         The Company provides its customers with this proprietary economic research and access to its economists in the traditional Wall Street manner, with the expectation that customers will direct commission business to the Company. Unlike Independent Research Arrangements, the Company generally does not expect a specified amount of commissions from a customer in return for its proprietary economic research, nor does the Company generally put a dollar price on this research or offer to sell it for cash.

         EXECUTION-ONLY SERVICES

         Execution-Only Brokerage refers to the execution of equity trades for customers on a competitive commission rate basis and the execution of transactions in fixed income securities as riskless principal. These types of transactions include corporate stock repurchase programs and accumulations or liquidations of large blocks of equity and fixed income securities on a discrete basis. In addition, the Company generates Execution-Only Brokerage in fixed income securities by identifying merchandise (i.e., fixed income securities) available in the market that may meet the particular portfolio needs of customers. This is a growing part of the Company's Execution-Only Brokerage business.

         The Company derived approximately 20% of its commission revenues in 1997 and 16% in 1996 from Execution-Only Brokerage and Proprietary Research. Execution-Only Brokerage represented 13% of total commission revenues in 1995.

         SALES AND MARKETING

         As of December 31, 1997, the sales and marketing staff for the Company's global brokerage business comprised seventeen (17) full-time professionals: eleven (11) in the United States, three (3) in London, two (2) in Tokyo and one (1) in Hong Kong. These individuals manage established customer relationships and solicit new business for the Company's brokerage services. In doing so, the sales and marketing staff works to identify investment styles, trading techniques and research requirements of customers.

         The sales and marketing representatives are important to the Company's Independent Research business because they serve as a link between new research service providers and existing or potential customers. They work closely with the Company's customers to identify which products and services suit their investment needs and continuously seek to introduce independent research products and other services to existing and prospective customers. Similarly, the Company's sales and marketing personnel seek to introduce the Company's proprietary economic research to customers. They also promote and sell the Company's other brokerage services, including Execution-Only
Brokerage services.

         BROKERAGE AND CUSTODY

         The Company does not maintain custody or possession of customer funds or securities, except with respect to transactions in securities listed on The Stock Exchange of Hong Kong. Custody of assets of institutional customers is normally maintained by banks, trust companies, large brokerage firms or other custodians selected by the customer. Transactions for such customers generally are settled on a delivery-versus-payment or receipt-versus-payment basis directly with the customer through the Company's clearing agents or settlement accounts. The assets of some customers are maintained in the custody of the Company's clearing agents. The Company is thus relieved of many of the significant regulatory and administrative burdens associated with the custody or possession of customer assets.

         The Company introduces on a fully-disclosed basis all accounts trading in U.S. equity and fixed income securities through Sanford C. Bernstein & Co., Inc. ("Bernstein"). Under the Company's clearing arrangement, Bernstein performs administrative functions with respect to transactions of the Company's customers, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Bernstein also extends margin credit to some of the Company's brokerage customers. The Company has a similar arrangement (other than the extension of margin credit) with Pershing & Co. Ltd. in London for accounts trading in the United Kingdom and certain European securities markets. The Company maintains settlement accounts with various banks and brokerage firms throughout the world with respect to transactions in Asian securities other than those listed on The Stock Exchange of Hong Kong. The Company pays a fee to its clearing and settlement agents based on a fixed amount per transaction. Commissions, net of clearing expenses, are remitted on a monthly basis by the clearing agents to the Company.

         In November 1996, Far East became a member of The Stock Exchange of Hong Kong, and as a result became a member of the Central Clearing and Settlement System ("CCASS") in December 1996. As a member of CCASS, Far East is self-clearing only with respect to transactions in securities listed on The Stock Exchange of Hong Kong. Transactions for Far East customers generally are settled on a delivery-versus-payment or receipt-versus-payment basis directly with the customer or the customer's custodian.

ASSET MANAGEMENT

         Axe-Houghton, an asset management company registered as an investment adviser under the Investment Advisers Act of 1940, provides professional investment management for public and corporate employee benefit plans and other institutional clients and also acts as the general partner of two investment limited partnerships. It specializes in active small capitalization growth equity and active fixed income investment management, international indexing through the use of American Depositary Receipts ("ADRs"), and large capitalization value management.

         As of December 31, 1997, Axe-Houghton's assets under management were $3.82 billion, as compared with $4.27 billion at the end of 1996. Assets under management decreased in 1997 due to the end of a temporary assignment from one client to manage approximately $1.1 billion. This decrease was offset in part by increases in assets managed by Axe-Houghton in other investment disciplines, with the greatest growth in assets managed in small capitalization growth equities. Approximately $474 million of assets under management at December 31, 1997 represent a temporary assignment which is intended to be of limited duration, as compared to temporary assignments of $1.46 billion at December 31, 1996 and $1.27 billion as of December 31, 1995. Assets under management as of February 28, 1998 were $4.21 billion, of which $708 million represents assets managed in small capitalization growth equities and $479 million was the temporary assignment.

         Growth in assets under management is dependent on numerous factors, including Axe-Houghton's ability to attract new clients, its investment performance, the number and variety of investment disciplines offered, the capacity limitations of a particular investment discipline, such as small capitalization growth equities, the market performance of various investment disciplines, as well as the performance of the securities markets in general. Axe-Houghton does not expect to accept any new clients for small capitalization growth equities management after the first quarter 1998 because of capacity limitations, which could limit the growth in assets under management and management fee revenues.

         Axe-Houghton's marketing department consists of three (3) full-time professionals. These individuals work directly with potential clients, as well as various investment management consulting firms, to introduce

Axe-Houghton's various investment disciplines and performance records to institutional clients. They also provide client service to managed accounts.

         The Company intends to continue to seek and evaluate, through acquisition or otherwise, opportunities in asset management and other financial service businesses which complement the Company's existing businesses.

EMPLOYEES

         At December 31, 1997, the Company employed one hundred seventeen (117) persons on a full-time basis, of whom eight (8) were in executive positions, thirty-three (33) in floor positions or positions as brokers, twenty (20) in sales and marketing positions, fifteen (15) in accounting, legal and compliance positions, nine (9) in investment positions and thirty-two (32) in clerical or other positions. Of the one hundred seventeen (117) employees, sixty-seven (67) are employed by Hoenig, including seven (7) in Tokyo, five
(5) by Hoenig Group Inc., fifteen (15) by Axe-Houghton, seventeen (17) by Far East, and the remaining thirteen (13) are employed by Limited. All of the Company's offices engage in both marketing and brokerage activities. The Company considers its relations with employees to be good.

         On April 8, 1998, employment contracts between Axe-Houghton and certain of its employees expire. These contracts were entered into at the time the Company acquired Axe-Houghton with each of the seven employee-shareholders who sold their interests in Axe-Houghton to the Company. Of these seven employees, two who are responsible for small capitalization growth equities management have executed new employment arrangements, one has indicated that he will retire after April 8, 1998, and Axe-Houghton currently is negotiating new employment arrangements with the remaining four. While the Company anticipates that these negotiations will result in mutually satisfactory employment arrangements with these individuals, no assurances can be given as to when or how the negotiations will conclude. The financial results of Axe-Houghton could be adversely affected if such negotiations are not successfully resolved.

CUSTOMER RELATIONSHIPS

         The Company has existing brokerage relationships with over 500 institutional customers worldwide. The Company's 10 and 20 largest customers accounted for 27.7% and 39.5%, respectively, of total revenues for the year ended December 31, 1997 and 29.2% and 40.8%, respectively, of the total revenues for the year ended December 31, 1996. A significant percentage of the Company's largest customers are investment limited partnerships and private investment funds. No single customer accounted for 10% or more of the Company's revenues for the years ended December 31, 1997, 1996 and 1995.

         The Company believes that its brokerage customer list is broadly based and not dependent on any one sector of the market. Approximately 68% of the Company's brokerage business is executed in U.S. markets and the majority of its customers are located in the United States. The Company's ability to allow its customers to execute securities transactions in many of the world's major markets reduces its reliance on volume and trading in any one particular market. Sales and marketing personnel located in the Company's international offices are responsible for developing local customer relationships which help to diversify the Company's customer base.

         The Company maintains a limited number of retail brokerage accounts. These accounts are primarily the accounts of employees (who generally are required to trade through the Company), their relatives and friends of the Company. The Company does not compete for retail business.

         As of December 31, 1997, the Company had thirty-six (36) advisory clients which maintained fifty-two (52) investment advisory accounts. Four of these accounts are maintained by affiliates. One account, representing $474 million in assets under management as of December 31, 1997, is a temporary assignment from one client.

COMPETITION

         The institutional brokerage and asset management businesses are very competitive. Such competition not only affects the Company's ability to compete for new clients, but also its ability to attract and retain highly skilled employees. The Company's brokerage business competes directly and indirectly with independent specialty firms, as well as traditional full-service brokerage firms, both domestic and foreign, that offer Independent Research and engage in Directed Brokerage. In addition, the Company competes directly with traditional full-service firms that offer economic research and forecasting similar to the Company's proprietary economic research and the Independent Research provided by the Company, as well as other types of research and brokerage services not offered by the Company. Established U.S. and international brokerage firms, as well as independent specialty firms are the most likely candidates to compete successfully for customers seeking Independent Research Arrangements and Directed Brokerage Arrangements. However, for some full-service firms, this business line is not their primary business and may conflict with existing operations.

         The quality and cost of execution are the primary considerations in competing for Execution-Only Brokerage. The Company generally does not make position bids or offers or otherwise commit its capital to trading. Consequently, the Company may not be able to compete for brokerage business in cases where another broker-dealer commits its own capital or is able to execute transactions at a lower cost.

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

         The Company's asset management business competes with registered investment advisers, full-service brokerage firms, mutual funds, banks, trust companies, investment counselors and other investment professionals. A significant number of these competitors have greater capital and other resources than the Company and offer clients a broader range of asset management disciplines and products. Some of the competing firms offer these services at rates lower than those charged by the Company. The Company believes that it successfully competes with other investment professionals because of the quality of the portfolio management services it provides, which often is more important to attracting and retaining investment management clients than the fee rate charged.

         The low capital requirements of the institutional brokerage and asset management businesses mean that there are no true financial barriers to entry into these businesses. However, the Company's relationships with major institutional investors and direct lines of communication to these institutional investors are not easily duplicated.

REGULATION

         The Company is subject to extensive regulation under U.S. federal and state law and by certain U.S. self-regulatory bodies including the NYSE and various other stock exchanges, the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers, Inc. ("NASD") and several foreign regulatory bodies. The Company's United States brokerage subsidiary, Hoenig, is registered as a broker-dealer with the SEC and the NASD. The Company's brokerage operations are subject to regulation by self-regulatory organizations, including NASD Regulation, Inc. and the NYSE, which has been designated by the SEC as the primary regulator of the Company's largest operating subsidiary, Hoenig. The Company's brokerage subsidiaries are registered as broker-dealers in a number of states and countries. Axe-Houghton is registered as an investment adviser with the SEC. Limited is subject to regulation by the Securities and Futures Authority ("SFA") and the LSE. Far East is registered as a dealer and investment adviser with the Securities and Futures Commission ("SFC") in Hong Kong and is a member of The Stock Exchange of Hong Kong.

Hoenig's Tokyo office is subject to regulation by the Japanese Ministry of Finance (the "MOF") and the Japan Association of Securities Dealers by virtue of its status as a branch office.

         Broker-dealers and investment advisers are subject to regulation covering virtually all aspects of their businesses. These regulatory authorities have adopted rules that govern the securities industry and, as a normal part of their procedures, conduct periodic examinations of the Company's securities and asset management operations. Additional legislation, changes in rules promulgated by the SEC, the SFA, the SFC, the MOF or any self-regulatory organization, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of the Company. In the United States, brokerage firms and certain investment advisers are also subject to regulation by state securities commissions in the states in which they conduct business. These regulatory authorities, including state securities commissions, may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer or investment adviser, its officers or employees.

         In the United States, the provision of research to investment professionals in consideration of commission business is conducted in reliance upon the safe harbor provided under Section 28(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The protections of Section 28(e) apply equally to the provision of independent third-party research, as well as proprietary research.

         Section 28(e) permits money managers and other investment fiduciaries to obtain research and brokerage services from a broker in exchange for portfolio commissions. It provides, in effect, that it is not a breach of fiduciary duty for an investment manager to cause an account over which it has investment discretion to pay a broker a commission in excess of the amount of commission another broker would have charged for effecting the transaction if the investment manager determined in good faith that the amount of commission paid was reasonable in relation to the value of the brokerage and research services provided by such broker. The safe harbor protection of Section 28(e) does not extend to transactions where the broker-dealer executes the transaction as principal or in a riskless principal transaction. Section 28(e) does not relate to Directed Brokerage Arrangements, which generally are governed by contractual agreements and state or federal laws, including the Employee Retirement Income Security Act of 1974 ("ERISA").

         The SEC from time to time has been urged by competitors of the Company and others to seek Congressional reconsideration of Section 28(e) or narrow its scope through interpretation. In November 1996, the SEC's Office of Compliance, Inspection and Examinations began conducting special examinations of the soft dollar practices of hundreds of brokerage firms, investment advisers and mutual funds throughout the United States. The SEC has stated that the purposes of the examinations were twofold: to gather facts about soft dollar practices and to uncover non-compliance with existing guidelines and bring enforcement actions. The SEC staff has stated that it has concluded its examinations and that it is in the process of preparing a report detailing the results of the examinations. The SEC staff has not issued its report, but reportedly has stated that it will be issued sometime during the second quarter 1998. The SEC staff has not stated whether the report will be made public. The SEC has not proposed specific rule changes or issued new interpretations relating to soft dollar practices.

         In addition, in 1997, the Advisory Council on Employee Welfare and Benefit Plans created a working group (the "Advisory Council Group") to study the need for regulatory changes and/or additional disclosure by U.S. pension plan sponsors and fiduciaries on soft dollar and directed brokerage practices. The Advisory Council Group held five public hearings during which it heard testimony from industry and government representatives and also considered written materials and public comment on soft dollars and directed brokerage. The Advisory Council Group published a report in November 1997, which included recommendations to the Department of Labor and the SEC regarding regulatory or statutory changes and recommendations to plan sponsors and other fiduciaries regarding how soft dollar and directed brokerage arrangements should be handled. The regulatory and statutory recommendations advocate that the Department of Labor and the SEC require additional disclosure of soft dollar and directed brokerage activities and tighten the definition of research under
Section 28(e). The report also contains a recommendation from a minority of the Advisory Council Group that the Section 28(e) safe harbor be repealed with respect to fiduciaries of employee benefit plans only. Neither the Department of Labor nor the SEC has acted or commented on the Advisory Council Group report and recommendations.

         In addition, various industry associations, including the Securities Industry Association ("SIA"), the Investment Company Institute ("ICI") and the Association for Investment Management and Research ("AIMR"), have convened panels to review soft dollar and directed brokerage practices. In November 1997, the SIA issued Soft Dollar Best Practices for brokers engaged in soft dollar and other commission arrangements. AIMR has issued for comment proposed Soft Dollar Standards which provide guidance for investment managers who receive proprietary and independent research from brokers and/or are involved in Directed Brokerage Arrangements. To date, the ICI soft dollar panel has not published any report or guidelines.

         It is difficult to assess the effect, if any, that the SEC special examinations, the Advisory Council Group report and these industry association panels will have on the Company's brokerage business. Any changes that limit or narrow the definition of research provided in Section 28(e) or exclude independent research from that definition would have a material adverse effect on the Company's Independent Research business and place it at a competitive disadvantage as compared to brokerage firms with greater proprietary research capabilities.

         In June 1997, the Japanese Securities and Exchange Council issued a report recommending comprehensive reform of the Japanese securities markets. These reforms will be phased in beginning in April 1998 through 2000 and are intended to promote a more liberalized market driven by competition and market forces, rather than government regulation. One of the most significant of these reforms is the deregulation of commissions, which will begin in April 1998 and is expected to be completed by the end of 1999. If these reforms are instituted, there is likely to be increased opportunities for the Company in Japan as well as increased competition.

NET CAPITAL REQUIREMENTS

         Hoenig is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act. This rule requires that Hoenig maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 1997, Hoenig's net capital ratio was .89 to 1. The capital requirement of Hoenig's Tokyo branch office at December 31, 1997 was Yen70,000,000 ($537,000). Limited is required to maintain financial resources of at least 110% of its capital requirement (as defined). Far East is required to maintain liquid capital of the greater of HK$3,000,000 ($388,000) or 5% of the average quarterly liabilities. The table below summarizes the minimum capital requirements for each brokerage subsidiary:



                                             Minimum                        Actual
                                    Required Capital                       Capital                      Excess of Requirement
                               -----------------------------     --------------------------           -----------------------------

Hoenig & Co., Inc.                               $   613,000                    $10,338,000                             $ 9,725,000

Hoenig & Company Limited       (pounds369,000)   $   610,000  (pounds1,217,000) $ 2,010,000          (pounds848,000)    $ 1,401,000

Hoenig (Far East) Limited     (HK$ 18,075,000)   $ 2,333,000    (HK$37,866,000) $ 4,889,000          (HK$19,791,000)    $ 2,555,000

Item 2.  Properties
-------------------

         The Company's headquarters occupies office space of approximately 28,000 square feet at Royal Executive Park, 4 International Drive, Rye Brook, New York 10573, including 15,000 square feet under a lease which expires on May 31, 2002 and 13,000 square feet under a lease which expires in August 1999. In addition, the Company leases office space in New Rochelle, NY, New York, Boston, London, Hong Kong, and Tokyo totaling approximately 10,000 square feet. These leases expire or are terminable at various times in 1998 through 2002.

Item 3.  Legal Proceedings
--------------------------

         On September 19, 1995, a complaint was filed in the Supreme Court of the State of New York, County of Westchester, by Thomas C. Hellman against Hoenig Group Inc. ('Hoenig Group"), Hoenig, and certain current and former directors and officers of Hoenig. The complaint sought specific performance of a 1987 agreement to sell to plaintiff Hellman, a former officer, director and shareholder of Hoenig, 14% of the common stock of Hoenig and sought an unspecified amount of dividends or other moneys which allegedly had accrued on the stock. On January 30, 1996, the court dismissed the claims against all but one of the individual defendants but denied the motions of Hoenig Group and Hoenig to dismiss the complaint. On or about March 8, 1996, plaintiff Hellman amended the complaint to add allegations of breach of contract, conversion and fraud and to seek an accounting, $5 million in compensatory damages and $5 million in punitive damages. Hoenig Group and Hoenig answered the complaint, denied its substantive allegations, and filed a motion for summary judgment. On September 11, 1996, the Supreme Court of the State of New York, County of Westchester, granted summary judgment in favor of defendants Hoenig Group and Hoenig. Mr. Hellman filed a motion to reargue this decision, which was denied on December 13, 1996. He also filed an appeal of the summary judgment decision in favor of Hoenig Group and Hoenig, which was denied on November 24, 1997. On February 10, 1998, Mr. Hellman filed a motion in New York Supreme Court, Appellate Division, Second Department, requesting leave to appeal to the New York Court of Appeals, which motion is still pending. Information regarding this litigation previously was disclosed in Item 3 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 and was referenced in the Company's Form 10-Q for the second quarter ended June 30, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters
-------------------------------------------------------------------------------

         The Company's common stock ("Common Stock") is listed on National Association of Securities Dealers Automatic Quotation System National Market ("Nasdaq") under the symbol HOEN.

         The following table sets forth the high and low sales prices for the securities as reported by Nasdaq for the eight quarters ending December 31, 1997:


                                              DIVIDENDS
PERIOD ENDED               COMMON STOCK      PER SHARE
------------             ----------------    ----------
                          HIGH      LOW
                          ----      ----

March 31, 1996           $4.25     $3.0         $.025
June 30, 1996             4.75      3.0          .025
September 30, 1996        4.50      3.375        .025
December 31, 1996         5.375     3.75         .025

March 31, 1997            5.875     4.625           -
June 30, 1997             6.125     4.0625          -
September 30, 1997        6.0       5.0             -
December 31, 1997         6.625     5.25            -


         Based on information supplied by Continental Stock Transfer & Trust Company, the Company's transfer agent, the Company believes that there were approximately 563 holders of record and beneficial owners of Common Stock on March 27, 1998. The closing price of the Common Stock was $6.6875 on March 27, 1998.

         On February 20, 1997, the Company's Board of Directors voted to discontinue the payment of its regular quarterly dividend of $0.025 per share.

Item 6.  Selected Financial Data
--------------------------------

                                 SUMMARY CONSOLIDATED FINANCIAL DATA(1)
                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     Year ended December 31,
                                         ---------------------------------------------------
                                          1997       1996       1995        1994       1993
                                          ----       ----       ----        ----       ----
INCOME STATEMENT
Operating revenues                     $ 76,315   $ 70,030   $ 53,527    $ 59,046    $ 58,371
Operating income (loss)                   3,900      3,230     (1,862)      4,594       7,231
Net investment income (loss) & other      2,097      1,737      7,252        (121)      1,945
Income before income taxes                5,997      4,967      5,389       4,473       9,176
Net income                                3,580      2,887      4,919       2,596       5,347
Net income per share basic(2)               .38        .31        .50         .25         .52
Net income per share diluted(2)             .37        .31        .50         .25         .49
Dividends per share                           -        .10        .10        .125         .10
Weighted average shares and
  equivalents outstanding(2)              9,771      9,391      9,881      10,263      10,863

                                      11

                                Year ended December 31,
                        ------------------------------------------
                         1997     1996     1995     1994     1993
                         ----     ----     ----     ----     ----
BALANCE SHEET DATA
Total assets           61,021   51,528   45,135   40,573   45,474
Stockholders' equity   39,526   37,851   34,458   33,034   33,992

------------------------
1. Certain reclassifications have been made to the Income Statement for 1993 to conform to the 1994 Income Statement presentation.

2. See footnote 15 to the Financial Statements for information regarding changes to the earnings per share computation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

         Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to the effects of future growth, cost reduction measures taken in certain international operations, acquisition and expansion plans, plans to address the Year 2000 issue and other technology issues, the Company's investment activities and its current equity capital levels. Actual results might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, the Company's ability to recruit and retain key employees, changes in U.S. and foreign securities laws and regulations, particularly regarding Independent Research and Directed Brokerage Arrangements, trading and investment activities, litigation and other factors discussed throughout this report.
See "Business - Competition," " - Regulation."

INTRODUCTION

         The Company provides global securities brokerage to institutional clients through its wholly-owned brokerage subsidiaries in the United States, United Kingdom, Hong Kong and Tokyo. The Company's wholly-owned subsidiary, Axe-Houghton Associates, Inc., provides professional asset management to public and corporate employee benefit plans, investment partnerships and other institutional clients.

         The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on all of the world's major stock exchanges, acting primarily as agent for its customers, and also executes trades in U.S. fixed income securities on an agency and riskless principal basis. The Company earns commissions in connection with four types of brokerage services: commissions received in connection with providing independent research and other services to investment managers ("Independent Research Arrangements"), commissions received in exchange for paying expenses of, or commission refunds to, the customer ("Directed Brokerage"), commissions received in connection with providing proprietary research ("Proprietary Research"); and commissions received for execution-only services (" Execution - Only Brokerage"). See "Business - Global Securities Brokerage - Independent Research", "- Directed Brokerage", "- Proprietary Research" and "- Execution-Only Services".

         The Company's profit margin on Execution-Only Brokerage and Proprietary Research is higher than that on Independent Research and Directed Brokerage Arrangements because the Company does not incur direct expenses for research and other services in connection with such activities. The percentage of the Company's total commission revenues attributed to Proprietary Research and Execution-Only Brokerage increased to 20% in 1997 as compared with 16% in 1996. The Company did not offer Proprietary Research in 1995. Execution-Only Brokerage in 1995 represented 13% of total commission revenues.

         The Company generally expects a certain amount of commissions for every $1 in research, other services and commission refunds provided under Independent Research Arrangements and Directed Brokerage Arrangements. This ratio is negotiated on an individual customer basis. Ratios continue to be under downward competitive pressure in most of the markets in which the Company conducts brokerage activities. The Company's earnings in any period are affected by its ability to earn commissions under Independent Research and Directed Brokerage Arrangements on a timely basis, since revenues are recorded only when earned. The timing of the receipt of these commissions could cause variations in earnings from year to year and quarter to quarter.

         The Japanese markets generally were weak during 1997, as Japan's rate of economic growth and its financial markets remained sluggish throughout the year. The financial markets in Southeast Asia also experienced difficulty in the fourth quarter of 1997, resulting in significant volatility and overall declines in Southeast Asian markets, as well as reduced trading volumes. These dramatic market declines and reduced trading activity recently have resulted in a decline in commission revenues earned by the Company in Japan and Southeast Asian markets. Continued declines in commission revenues in Japan and Southeast Asia could have a material adverse effect on the Company's Asian brokerage operations (as defined below).

         The Company's second largest source of revenues is investment management fees earned by Axe-Houghton, the Company's asset management subsidiary, in connection with the provision of asset management services to institutional clients. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company. At December 31, 1997, Axe-Houghton had $3.82 billion in assets under management, of which approximately $474 million represents a temporary assignment.

         Growth in assets under management is affected by numerous factors, including the ability to attract new clients, investment performance results, the number and variety of investment disciplines offered and capacity limitations of such disciplines, such as small capitalization growth equities, the market performance of particular investment disciplines, as well as the performance of the securities markets generally. As of February 28, 1998, Axe-Houghton had total assets under management of $4.21 billion of which approximately $708 million represents assets managed in small capitalization growth equities. Axe-Houghton charges its highest fees for small capitalization growth equities management. Axe-Houghton does not expect to accept any new clients in this investment discipline after the first quarter 1998 because of capacity limitations, which could limit its growth in assets under management and management fee revenues.

         On April 8, 1998, employment contracts between Axe-Houghton and certain of its employees expire. These contracts were entered into at the time the Company acquired Axe-Houghton with each of the seven employee-shareholders who sold their interests in Axe-Houghton to the Company. Of these seven employees, two who are responsible for small capitalization growth equities management have executed new employment arrangements, one has indicated that he will retire after April 8, 1998 and Axe-Houghton currently is negotiating new employment arrangements with the remaining four. While the Company anticipates that these negotiations will result in mutually satisfactory employment arrangements with these individuals, no assurances can be given as to when or how the negotiations will conclude. The financial results of Axe-Houghton could be adversely affected if such negotiations are not successfully resolved.

         With respect to its asset management and brokerage businesses, the Company continues to evaluate opportunities to increase distribution capabilities, expand its client base and supplement its product line through acquisitions and the hiring of additional personnel.

YEAR ENDED DECEMBER 31, 1997 VERSUS DECEMBER 31, 1996

         The Company's operating income before income taxes for 1997 increased 20.7% to $3.9 million versus $3.2 million in 1996. The increase in operating income is primarily attributed to a 8.1% increase in commission revenues, a 19.1% increase in investment management fee revenues, as well as an increase in the Company's overall operating margins. This increase in operating margins is primarily attributable to increased revenues generated by Axe-Houghton, as well as a reduction in the Company's execution and settlement costs related to trades executed on The Stock Exchange of Hong Kong. The Company's net income for the twelve months ended December 31, 1997 was $3.6 million versus $2.9 million in the same period in 1996.

         Operating revenues increased 9.0% to $76.3 million for the year ended December 31, 1997 from $70.0 million for the year ended December 31, 1996. Commission revenues, the principal source of the Company's revenues, increased 8.1% to $69.2 million for the year ended December 31, 1997 from $64.0 million for the year ended December 31, 1996. The increase in commission revenues resulted primarily from higher trading volume in the U.S. and Hong Kong equity markets. Commission revenues from international locations represented 32.7% of the Company's total commissions, as compared to 34.6% for the same period in 1996. See Note 11 to the Financial Statements for information regarding operating revenues and operating profits by location and operating revenues by geographic region.

         The Company's United States brokerage operating revenues increased 11.2%, primarily due to increased commission revenues generated in the U.S. equity and Fixed income markets. Operating profits for United States brokerage decreased 1.0% due to an increase in infrastructure costs. These costs included compensation and office-related expenses associated with the addition of sales, client service and trading personnel who were hired in 1997 as part of an effort to expand the Company's brokerage network and account base.

         The financial results of the Company's United Kingdom's brokerage operations in 1997 basically were unchanged as compared to 1996. Operating revenues were $8.85 million in 1997 as compared to $8.69 million in 1996. United Kingdom brokerage experienced an operating loss of $241,000 in 1997 as compared to a loss of $228,000 in 1996.

         In 1997, operating revenues of the Company's Hong Kong and Tokyo brokerage operations ("Asian Brokerage") increased 2.5% as compared to 1996, resulting from increased operating revenues in Hong Kong offset by decreased operating revenues in Tokyo. Operating profits for Asian Brokerage decreased 84.8% in 1997 as a result of increased operating losses in Tokyo which more than offset increased operating income in Hong Kong. In late 1997, the Company began a process of restructuring its Tokyo brokerage operations in an effort to reduce operating costs. The Company expects to continue that process in 1998, but no assurances can be made that such cost reduction efforts will be successful in reducing operating losses in Tokyo in 1998.

         Investment management fee revenues increased 19.1% to $6.7 million in 1997 from $5.6 million in 1996, notwithstanding an overall decrease in assets under management. Assets under management as of December 31, 1997 decreased to $3.82 billion as compared to $4.27 billion in 1996 primarily due to the withdrawal of $1.1 billion of assets which were part of a temporary assignment from one client. Approximately $474 million of assets under management at December 31, 1997 represent a temporary assignment. The increase in investment management fee revenues reflects an increase in small capitalization growth equities assets which are managed for a higher fee, as well as appreciation on existing assets. Assets managed in small capitalization growth equities increased 32.7% to $591 million as of December 31, 1997 from $446 million as of December 31, 1996. As of December 31, 1997, Axe-Houghton had 36 advisory clients which maintained fifty two (52) investment advisory accounts, as compared to 38 advisory clients that maintained fifty (50) investment advisory accounts as of December 31, 1996.

         Expenses related to research and other services provided to the Company's brokerage clients, including commission refunds, increased 7.3% to $31.2 million in 1997 from $29.1 million in 1996. These expenses were 45.1% of commissions in 1997 as compared with 45.4% in 1996. These expenses increased at a lower rate than commission revenues for the year ended December 31, 1997 primarily due to an increase in revenues resulting from Proprietary Research and Execution-Only Brokerage.

         Clearing, execution, exchange charges and related expenses decreased 8.1% to $10.5 million in 1997 from $11.4 million in 1996. These expenses represented 15.2% of commissions in 1997 and 17.8% of commissions in 1996. The decrease in these expenses as a percentage of commissions is primarily due to a reduction in execution costs related to trades executed in the Hong Kong market. The Company has reduced the costs of executing transactions on The Stock Exchange of Hong Kong as a result of Hoenig (Far East) Limited becoming a self-clearing member of The Stock Exchange of Hong Kong in the fourth quarter 1996.

         Employee compensation increased 17.8% to $20.2 million in 1997 from $17.2 million in 1996. This resulted primarily from: (1) a $1.8 million increase due to the addition of new personnel as well as increases in base compensation of existing employees and (2) a $1.2 million increase in discretionary, performance-based and other compensation.

         All other expenses increased 15.1% to $10.5 million in 1997 as compared to $9.2 million in 1996. This resulted primarily from an increase in depreciation, amortization ($0.2 million), communications ($0.3 million) and office and marketing related expenses ($0.6 million) during the year ended December 31, 1997.

         Gain on investment and interest and dividends income increased 20.7% to $2.1 million in 1997 from $1.7 million in 1996. This increase primarily reflects interest earned on corporate cash invested in U.S. Government, corporate obligations and money market funds during 1997.

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

         Operating revenues increased 30.8% to $70.0 million for the year ended December 31, 1996 from $53.5 million for the year ended December 31, 1995. Commission revenues, the principal source of the Company's revenues, increased 27.6% to $64.0 million for the year ended December 31, 1996 from $50.2 million for the year ended December 31, 1995. The increase in commission revenues resulted from higher trading volume in all of the major markets in which the Company operates, with the greatest increases in Asian markets. Commission revenues derived from international markets represented 32.5% of the Company's total commissions, as compared to 25.0% for the same period in 1995.

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

         Clearing, execution, exchange charges and related expenses increased 46.9% to $11.4 million in 1996 from $7.8 million in 1995. These expenses represented 17.8% of commissions in 1996 and 15.5% of commissions in 1995. The increase in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions generated in certain Asian markets where such expenses are charged at higher rates than comparable U.S. equity trades.

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

         Gain (loss) on investment and interest and dividends income decreased 38.1% to $1.7 million in 1996 from $2.8 million in 1995. This decline reflects unrealized gains of $1.1 million on cash invested in U.S. Government and corporate obligations during 1995 as compared to a loss of $0.3 million in 1996.

         Insurance proceeds, net of expenses, received during 1995 of $4.4 million related to the death of Ronald H. Hoenig, the Company's former Chairman and Chief Executive Officer. The Company received $5.5 million in life insurance proceeds in excess of recorded cash surrender value and incurred $1.1 million in expenses primarily due to certain obligations owed to the estate of Ronald H. Hoenig (the "Estate") pursuant to Mr. Hoenig's employment agreement with the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition continued to remain strong during 1997. At December 31, 1997, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $47.6 million compared with $43.6 million at December 31, 1996. Cash and equivalents increased to $20.5 million in 1997 from $18.3 million in 1996. The principal source of cash was net income of $3.6 million. In addition, the Company increased its payable to brokers and dealers and accrued research/services payable by $3.9 million and $1.8 million, respectively (increasing liquidity). These increases were offset by increases in receivables from customers and net securities owned of $3.6 million and $0.7 million, respectively (decreasing liquidity). The decrease in cash from investing activities was primarily attributed to an increase in the Company's investment in U.S. Treasury obligations and purchases of equipment, furniture and leasehold improvements of $1.0 million (decreasing liquidity). The decrease in cash from financing activities was primarily attributable to purchases of the Company's stock of $3.1 million, offset by the issuance of treasury stock of $0.8 million and discontinuance of the payment of quarterly dividends during 1997.

          The Company has a line of credit aggregating $2,500,000 which is secured by certain U.S. Government obligations. Interest is paid at a variable rate based upon the Federal Funds rate plus 1%. In addition, the Company maintains overseas overdraft facilities as follows: (1) pounds750,000 ($1,239,000) which bears a variable rate of interest based upon market rates in the U.K. and Europe; (2) HK$ 50,000,000 ($6,455,000), which bears a variable rate of interest based upon market rates in Hong Kong; and (3) HK$100,000,000 ($12,910,000) in an intra-day overdraft facility for the settlement of trades, which bears a variable rate of interest. In addition, the Company maintains a $5,000,000 foreign exchange line for its trading operations in Hong Kong.

         In 1998 the Company plans to modify its cash management program to increase its rate of return on corporate cash. The Company intends to invest a portion of funds previously held as cash and equivalents, U.S. government obligations and corporate bonds in investments which will be less liquid and generally are not transferable. These investments are not expected to have a material effect on the Company's liquidity and results of operations. Management believes that its existing cash resources plus funds generated by operations will be sufficient to meet the Company's current and future operating needs.

         At December 31, 1996, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $43.6 million compared with $37.8 million at December 31, 1995. During 1996, cash and equivalents increased to $18.3 million in 1996 from $18.1 million in 1995. The principal source of cash was net income of $2.9 million. In addition, the Company increased its accrued compensation and accrued research/services payable by $2.0 million and $1.7 million, respectively (increasing liquidity) in 1996. These increases were offset by decreases in accrued expenses of $1.6 million (decreasing liquidity). The decrease in cash from investing activities in 1996 was primarily attributed to an increase in the Company's investment in U.S. Treasury obligations of $5.1 million (decreasing liquidity). The increase in cash from financing activities was primarily attributed to the issuance of treasury stock of $0.9 million plus the issuance of Common Stock of $0.2 million offset by dividends of $0.9 million paid during 1996.

         The Company believes that its current cash resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future needs. The Company continues to explore opportunities to expand existing businesses and to acquire new businesses, which could potentially have an impact on liquidity and capital resources.

YEAR 2000 AND EUROPEAN MONETARY UNIT ("EMU")

         The Year 2000 issue is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year. The Company is conducting an assessment of its computer systems to identify those areas that could be affected by the Year 2000 issue and is developing an implementation plan to address the issue. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant problems to the Company's internal computer systems. However, the Company is heavily reliant upon third parties in performing its day-to-day operations and may be adversely affected in the event that these third parties do not adequately address the Year 2000 issue. The Company is in the process of gathering information from such third parties regarding their Year 2000 readiness. The Company expects to complete modifications to internal computer systems and its assessment of third parties' Year 2000 readiness by the end of 1998 and to test such modifications and address third-party issues during 1999.

         Based upon current information, the Company believes that the estimated cost to upgrade its internal computer systems to become Year 2000 compliant will be approximately $250,000. Project costs will be expensed as incurred.
The Company does not expect these costs to be material to its results of operations in any given year. The Company does not have sufficient information at this time to assess the impact, or quantify the costs to the Company, that may arise as a result of the failure of third parties to become Year 2000 compliant.

         The costs of the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         The Company's computer systems and programs are also being reviewed to determine what modifications will be necessary to accommodate the upcoming
EMU. The EMU is scheduled to begin on January 1, 1999 and will ultimately result in the replacement of certain European currencies with the "Euro".
Costs associated with the modifications necessary to prepare for the EMU are not anticipated to be material to the Company's results of operations and will be expensed as incurred.

IMPACT OF INFLATION

The Company's business is not capital intensive, and management believes that the financial results as reported would not have been significantly affected had such results been adjusted to reflect the effects of inflation and price changes. However, inflation affects the cost of operations, particularly salaries and related benefits.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         Not applicable.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         See Index to Financial Statements on Page F-1 in Item 14.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a) Directors

         Information concerning directors of the Registrant is contained under the captions, "Management" and "Proposal I" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

(b)  Executive Officers of the Registrant

         Information concerning executive officers of the Registrant is contained under the caption, "Management" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

         Information concerning executive compensation is contained under the caption, "Compensation of Executive Officers" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference. Information concerning compensation of directors is contained under the caption, "Proposal I - Compensation of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is contained under the caption, "Ownership of Common Stock of Certain Beneficial Owners and Management" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         Information concerning certain relationships and related transactions is contained under the caption, "Interest of Management in Certain Transactions" and "Shareholder's Agreements and Certain Transactions
Relating to Insurance" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.


                                    PART IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

   (a)      The following documents are filed as a part of this report.

            (1)     Financial statements - The index to consolidated
                          financial statements appears on page F-1.

            (2)     Schedules - None


            (3)     Exhibits to Form 10-K

           3.1      Articles of Incorporation of the Registrant
                           (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

           3.2      Amended and Restated By-laws of the Registrant.

         *10.1      1991 Stock Option Plan.  (Incorporated herein by
                           reference to Exhibit 10(b) to the Registrant's Registration Statement on Form S-1 filed August 23, 1991.)

         *10.2 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed September 30, 1994.)

         *10.4 Employment Agreement between the Registrant and Max H. Levine. (Incorporated herein by reference to Exhibit 10(a)(2) to the Registrant's Registration Statement on Form S-1 filed August 23, 1991.)

         *10.5 Employment Agreement between the Registrant and Alan B. Herzog. (Incorporated herein by reference to Exhibit 10(a)(3) to the Registrant's Registration Statement on Form S-1 filed August 23, 1991.)

         *10.6 Employment Agreement between Axe-Houghton Associates, Inc. and J. Richard Walton, including form of Convertible Subordinated Debenture. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
-----------------------
* Each asterisk idenitifies a management contract or compensatory plan or arrangement

         *10.7 1996 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.7 to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 filed December 30, 1997.)

         *10.8 Employment Agreement between the Registrant and Fredric P. Sapirstein. (Incorporated herein by reference to Exhibit
                  10.8 to the Registrant's Current Report on Form 8-K filed September 17, 1996.)

         *10.9 Employment Agreement between the Registrant and Max H. Levine dated November 25, 1996. (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         *10.10 Separation Agreement between the Registrant and J. Richard Walton, dated October 31, 1996 (Incorporated by reference to
                  Exhibit 10.10 to the Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 1996.)

         *10.11 Section 162(m) Cash Bonus Plan. (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         *10.12 1996 Long-Term Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         10.13 Rights Agreement dated as of January 14, 1997 between the Registrant and Continental Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed on January 21, 1997.)

         *10.14 1997 Foreign Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.8 to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 filed December 30, 1997.)

         *10.15   Amendment No. 1 to the 1996 Long-Term Stock Incentive Plan.

         11.1     Computation of Per Share Earnings.

         21.1     Subsidiaries of the Registrant.

         23.1     Consents of Experts.

         27.1     Financial Data Schedule.

         27.2     Restated Financial Data Schedule.

  (b)      Reports on Form 8-K
           -------------------
           The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.


-----------------
* Each asterisk identifies a management contract or compensatory plan or arrangement.

                               HOENIG GROUP INC.
                         INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE
                                                                          -----
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 FINANCIAL STATEMENTS:
   Independent Auditors' Report                                             F-2

   Consolidated Financial Statements:

     Statements of Financial Condition
       December 31, 1997 and 1996                                           F-3

     Statements of Income
       Years Ended December 31, 1997, 1996 and 1995                         F-4

     Statements of Changes in Stockholders' Equity
       Years Ended December 31, 1997, 1996 and 1995                         F-5

     Statements of Cash Flows
       Years Ended December 31, 1997, 1996 and 1995                         F-6

     Notes to Financial Statements                                   F-7 - F-17

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Hoenig Group Inc.
Rye Brook, New York

We have audited the accompanying consolidated statements of financial condition of Hoenig Group Inc. and subsidiaries ("Hoenig") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Hoenig's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hoenig Group Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
New York, New York
March 16, 1998

                               HOENIG GROUP INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                                                                         1997                    1996
                                                                                         ----                    ----
ASSETS
Cash and equivalents                                                              $20,468,926              $18,307,886
U.S. Government obligations, at market value                                       17,754,737               16,782,412
Receivables from correspondent brokers and dealers                                  6,837,648                6,164,129
Receivables from customers                                                          4,031,489                  436,326
Equipment, furniture and leasehold improvements
 - net of accumulated depreciation and amortization                                 2,207,121                2,090,649
Securities owned, at market value                                                   2,065,399                1,458,761
Exchange memberships - at cost                                                      1,321,235                1,321,235
Investment management fees receivable                                               1,297,684                  799,371
Deferred research/services expense                                                  1,070,079                  632,914
Investment in limited partnerships, at equity                                         633,858                  503,588
Other assets                                                                        3,333,167                3,030,624
                                                                                  -----------             ------------
  Total Assets                                                                    $61,021,343              $51,527,895
                                                                                  ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                                  $8,341,475               $6,553,125
Accrued compensation                                                                5,701,392                4,449,089
Payable to brokers and dealers                                                      4,579,680                  640,705
Payable to customers                                                                  902,914                  229,367
Accrued expenses                                                                      728,726                  963,745
Other liabilities                                                                   1,241,435                  840,574
                                                                                  -----------              -----------
   Total Liabilities                                                               21,495,622               13,676,605
                                                                                  -----------               ----------

STOCKHOLDERS' EQUITY
Common stock $.01 par value per share;
Voting-authorized 40,000,000 shares, issued
  - 10,809,750 shares in 1997 and 10,763,350 shares in 1996                           108,098                  107,634
Additional paid in capital                                                         26,628,159               26,111,404
Foreign currency translation adjustment                                              (930,035)                (826,848)
Retained earnings                                                                  20,190,841               16,611,177
                                                                                 ------------               ----------
                                                                                   45,997,063               42,003,367
Less treasury stock at cost - 1,618,378
shares in 1997 and 1,239,540 shares in 1996                                        (6,471,342)              (4,152,077)
                                                                                  -----------              -----------
  Total Stockholders' Equity                                                       39,525,721               37,851,290
                                                                                   ----------               ----------
  Total Liabilities and Stockholders' Equity                                      $61,021,343              $51,527,895
                                                                                  ===========              ===========



  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

`





                                                   HOENIG GROUP INC.

                                           CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



OPERATING REVENUES                                         1997            1996             1995
                                                           ----            ----             ----
 Gross commissions................................   $ 69,218,634    $ 64,015,412     $ 50,162,073
 Investment management fees.......................      6,688,773       5,616,415        3,033,857
 Other............................................        407,927         398,413          331,465
                                                     ------------    ------------     ------------
   Total operating revenues.......................     76,315,334      70,030,240       53,527,395
                                                     ------------    ------------     ------------

EXPENSES
 Clearing, floor brokerage and exchange charges...     10,490,055      11,415,464        7,771,721
 Employee compensation............................     20,198,409      17,150,265       14,001,004
 Independent research and services................     31,194,531      29,083,205       25,831,594
 Other                                                 10,532,372       9,151,384        7,785,188
                                                     ------------    ------------     ------------
    Total expenses................................     72,415,367      66,800,318       55,389,507
                                                     ------------    ------------     ------------

OPERATING INCOME (LOSS)...........................      3,899,967       3,229,922       (1,862,112)

INVESTMENT INCOME AND OTHER
 Interest, dividends..............................      1,956,162       1,577,749        1,329,100
 Gain on investments, other.......................        140,925         159,140        1,476,164
 Insurance proceeds, net of expenses..............              -              -         4,446,334
                                                     ------------    ------------     ------------
 Net investment income and other..................      2,097,087       1,736,889        7,251,598
                                                     ------------    ------------     ------------

 Income before income taxes.......................      5,997,054       4,966,811        5,389,486
 Provision for income taxes.......................      2,417,390       2,080,024          470,141
                                                     ------------    ------------     ------------
 Net income.......................................   $  3,579,664    $  2,886,787     $  4,919,345
                                                     ============    ============     ============

 Net income per share basic.......................   $        .38    $       .31      $        .50
                                                     ============    ============     ============

 Net income per share diluted.....................   $        .37    $        .31     $        .50
                                                     ============    ============     ============





  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

`




                               HOENIG GROUP INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                                                Foreign
                                                             Additional                                        Currency
                                               Common          Paid In        Retained       Treasury         Translation
                                                Stock          Capital       Earnings          Stock          Adjustment     Totals
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1995                      $106,372     $25,681,710     $10,712,263     $(3,245,075)     $(220,866)  $33,034,404

  Net income                                                                 4,919,345                                    4,919,345
  Dividends                                                                   (975,200)                                    (975,200)
  Employee stock options                                        95,372                                                       95,372
  Issuance of treasury stock                                   (52,700)                         54,250                        1,550
  Purchase of treasury stock                                                                (2,023,710)                  (2,023,710)
  Foreign currency translation
   adjustment                                                                                                (593,516)     (593,516)
                                            ----------     -----------      -----------    -----------     ----------    ----------
  Balance, December 31, 1995                   106,372      25,724,382      14,656,408      (5,214,535)      (814,382)   34,458,245

  Net income                                                                 2,886,787                                    2,886,787
  Dividends                                                                   (932,018)                                    (932,018)
  Employee stock options and
   purchase plans                                              303,465                                                      303,465
  Issuance of treasury stock                                  (151,959)                      1,062,458                      910,499
  Issuance of common stock                       1,262         235,516                                                      236,778
  Foreign currency translation
   adjustment                                                                                                 (12,466)      (12,466)
                                            ----------     -----------     ------------      ---------      ---------    ----------
  Balance, December 31, 1996                   107,634      26,111,404      16,611,177      (4,152,077)      (826,848)   37,851,290

  Net income                                                                 3,579,664                                    3,579,664
  Employee stock options and
   purchase plans                                  464         515,870                                                      516,334
  Purchase of treasury stock                                                                (3,110,060)                  (3,110,060)
  Issuance of treasury stock                                       885                         790,795                      791,680
Foreign currency translation adjustment                                                                      (103,187)     (103,187)
                                            ----------     -----------     -----------    ------------     ----------    ----------
  Balance, December 31, 1997                  $108,098     $26,628,159     $20,190,841    $ (6,471,342)  $   (930,035) $ 39,525,721
                                            ==========     ===========     ===========    ============     ==========    ==========




  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                               HOENIG GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                 1997                    1996            1995
                                                                                 ----                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $  3,579,664            $  2,886,787    $  4,919,345
 Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
   Depreciation and amortization                                            1,185,518                 855,016         735,948
   Foreign currency translation adjustment                                   (103,187)                (12,466)       (593,516)
   Issuance of stock options                                                  516,334                 303,465          95,372
      Changes in assets and liabilities:
      Securities owned, net                                                  (709,444)                (47,438)        135,587
      Receivable from correspondent brokers and dealers                      (673,519)             (1,414,426)        655,958
      Receivable from customers                                            (3,595,163)               (436,326)              -
      Investment management fees receivable                                  (498,313)               (311,967)       (267,899)
      Payable to customers                                                    673,547                 229,367               -
      Deferred research/services expense                                     (437,165)                237,009        (320,879)
      Other assets                                                           (597,443)                265,065         265,574
      Payable to brokers and dealers                                        3,938,975                 478,277         (48,156)
      Accrued research/services payable                                     1,788,350               1,706,186         208,613
      Accrued compensation                                                  1,252,303               2,012,684         989,419
      Accrued expenses                                                       (235,019)             (1,601,539)      2,087,903
      Other liabilities                                                       359,610                 198,224        (150,478)
                                                                         ------------            ------------    ------------
Net cash provided by operations                                             6,445,048               5,347,918       8,712,791
                                                                         ------------            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations                                                (972,325)             (5,126,818)      1,044,166
  Investment in limited partnerships, at equity                              (130,270)                495,158         250,264
  Investment in securities                                                    144,057                 796,720       1,542,672
  Acquisition of exchange seat                                                      -                (511,272)              -
  Purchase of equipment, furniture and leasehold
    improvements                                                           (1,007,090)             (1,024,440)       (817,106)
                                                                         ------------            ------------    ------------
  Net cash (used in) provided by investing activities                      (1,965,628)             (5,370,652)      2,019,996
                                                                         ------------            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends                                                                         -                (932,018)       (975,200)
  Treasury stock purchased                                                 (3,110,060)                      -      (2,023,710)
  Issuance of treasury stock                                                  791,680                 910,499           1,550
  Issuance of common stock                                                          -                 236,778               -
                                                                         ------------            ------------    ------------
Net cash (used in) provided by financing activities                        (2,318,380)                215,259      (2,997,360)
                                                                         ------------            ------------    ------------

  Net increase in cash and equivalents                                      2,161,040                 192,525       7,735,427
  Cash and equivalents beginning of period                                 18,307,886              18,115,361      10,379,934
                                                                         ------------            ------------    ------------

  Cash and equivalents end of period                                     $ 20,468,926            $ 18,307,886    $ 18,115,361
                                                                         ============            ============    ============
  Supplemental disclosure of cash flow information:
         Interest paid:                                                  $    187,067            $     40,767    $    116,957
         Taxes paid:                                                     $  1,958,250            $  1,419,169    $    753,704


 - Non cash item: 1996 conversion of subordinated debenture to common stock was $62,500.
  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                              HOENIG GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEAR ENDED DECEMBER 31, 1997

1. The accompanying financial statements include the accounts of Hoenig Group Inc. and its wholly-owned operating subsidiaries Hoenig & Co., Inc. ("Hoenig"), Hoenig & Company Limited ("Limited"), Hoenig (Far East) Limited ("Far East") and Axe-Houghton Associates, Inc. ("Axe-Houghton") referred to as the "Company". The Company, through its wholly-owned brokerage subsidiaries, provides global securities brokerage, marketing and distribution of proprietary and independent third-party research and other related services to institutional clients. The Company's wholly-owned investment management subsidiary provides professional investment management to public and corporate employee benefit plans, investment partnerships and other institutional clients. All material intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES. The following is a summary of significant accounting policies followed by the Company in the preparation of its financial statements:

         Securities transactions and the related revenues and expenses are recorded on a trade date basis. U.S. Government obligations consist of U.S. Treasury bills and U.S. Treasury notes with varying maturities. Securities owned, which consist primarily of corporate bonds and equity securities, are valued at market. Unrealized gains and losses are reflected in the Statement of Income.

         Independent research and directed brokerage arrangements are accounted for on an accrual basis in accordance with generally accepted accounting principles. Commission revenue is recorded when earned on a trade date basis. Deferred research/services expense and accrued research/services payable pursuant to these arrangements are accounted for on a customer-by-customer basis and separately identified on the Statement of Financial Condition. Included in accrued research/services payable and in the Company's Statement of Income under independent research and services are accruals for commission refunds and services to be provided under directed brokerage arrangements, as well as for research and brokerage services to be provided under independent research arrangements.

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

         Axe-Houghton is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 0.41% ($41,506) and 17.1% ($592,352) at December 31, 1997
and 2.4% ($36,710) and 16.8% ($466,878) at December 31, 1996. Axe-Houghton
does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

         The Company uses the asset and liability method in providing for income taxes on all transactions that have been recognized in the consolidated financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the taxes at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         Amounts due from correspondent brokers and dealers represent net commissions and other brokerage transactions earned but not yet paid. All receivables from correspondent brokers and dealers are fully collectible; therefore, no provision for uncollectibles is required. Payables to brokers and dealers represent amounts due for execution and settlement of customer transactions. Receivables from and payables to customers represent amounts due on cash securities transactions.

         Investment management fees receivable represents amounts due for professional investment management services provided to public and corporate employee benefit plans and other institutional clients. Management fees are based upon assets under management and are billed on a quarterly basis. The Company expects to fully collect all outstanding management fee receivables; therefore, no provision for uncollectibles is required.

         The Company has classified goodwill as the cost in excess of fair value of the net assets acquired in a purchase transaction. Goodwill is amortized on a straight-line method over the life of the asset. The carrying value of costs in excess of net assets acquired is reviewed for impairment periodically by the Company. As of December 31, 1997 and 1996, goodwill net of accumulated amortization was $992,056 and $664,155, respectively, and is included in other assets in the Statement of Financial Condition.

         Certain reclassifications have been made to periods prior to 1997 to conform to the 1997 presentation.

3.       EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

                                                              December 31,
                                                   ---------------------------
                                                       1997            1996
                                                       ----            ----
Equipment                                          $ 2,863,405      $ 2,051,843
Furniture                                              925,612          833,040
Leasehold Improvements                               1,171,148        1,096,613
                                                   -----------       -----------
Total                                                4,960,165        3,981,496
Less: Accumulated depreciation and amortization     (2,753,044)      (1,890,847)
                                                   -----------       -----------
                                                   $ 2,207,121      $ 2,090,649

4. COMMITMENTS. The Company has leases covering office space and automobiles which expire or are terminable on various dates beginning in February 1998 and ending in 2002. Future minimum annual rental payments under these leases approximate $981,000 in 1998, $596,000 in 1999, $402,000 in 2000, $398,000 in
2001, $223,000 in 2002. Various leases contain provisions for escalation based on increases in certain costs incurred by the landlord. The composition of total rental expense for the years ended December 1997, 1996 and 1995 was as follows:

                                  1997             1996                     1995
                                  ----             ----                     ----
Minimum rentals             $   924,000     $   925,000                $ 676,000
Contingent rentals              193,000         155,000                  223,000
                                -------         -------                  -------
Total rental expense         $1,117,000      $1,080,000                 $899,000
                             ==========      ==========                 ========

         Pursuant to employment agreements expiring on December 31, 1999 and December 31, 1998, the Company is obligated to pay two executive officers aggregate minimum annual compensation of $1,250,000. Pursuant to an employment agreement expiring on December 31, 1998, Hoenig is obligated to pay one employee aggregate minimum compensation of $175,000. In addition, Hoenig has employment arrangements with six employees, which provide for severance payments in the event of termination of employment without cause. The total amount due under these agreements which expire at various times through January 31, 2000, is approximately $1,076,000. Axe-Houghton is obligated to pay five individuals aggregate minimum annual compensation of $784,000, pursuant to employment agreements expiring on April 8, 1998, and two individuals aggregate minimum annual compensation of $1,200,000, pursuant to employment agreements expiring on December 31, 2000.

         Pursuant to the purchase agreement relating to the acquisition of Axe-Houghton Associates, Inc. in April 1993, the Company may be required to make additional payments based upon the operating results of Axe-Houghton. For the years ended December 31, 1996 and 1997, the Company was required to make additional payments of $631,000 and $517,000, respectively, which have been capitalized as cost in excess of net assets acquired. The last payment due under this agreement, if any, is dependent upon Axe-Houghton's results during the period January 1, 1998 through April 8, 1998.

         The Company and each of the holders of Common Stock outstanding prior to the Company's 1991 initial public offering have entered into a shareholders' agreement whereby upon the death of each such holder, the shareholder's estate has an option to sell those shares of Common Stock to the Company at a price equal to 10% below the market value of these shares, as defined. The Company is obligated to purchase the number of shares of Common Stock which results in an aggregate purchase price equal to the greater of any insurance proceeds received by the Company or $1,000,000. The Company maintains life insurance on the lives of shareholders owning more than 350,000 shares of Common Stock subject to a shareholder's agreement to cover its liability under those shareholder agreements. The cash surrender value of these insurance policies was $517,815 and $662,649 at December 31, 1997 and 1996, respectively.

5. NET CAPITAL AND RESERVE REQUIREMENTS. Hoenig is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that Hoenig maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 1997 Hoenig's minimum required net capital was $613,000, its net capital ratio was
 .89 to 1, and its actual net capital was approximately $10,338,000, which was approximately $9,725,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig & Co., Inc.) capital requirement at December 31, 1997 was Yen70,000,000 ($537,000). Limited is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at December 31, 1997, was pounds369,000 ($610,000). It had excess financial resources at such date of pounds848,000 ($1,401,000). Far East is required to maintain liquid capital of the greater of HK$ 3,000,000 ($388,000) or 5% of the average quarterly liabilities. Far East's required liquid capital was approximately HK$18,075,000 ($2,333,000) at December 31, 1997, and it had excess liquid capital of approximately HK$19,791,000 ($2,555,000).

6. PENSION PLAN. The Company has defined contribution plans covering substantially all of its regular employees. Company contributions under these plans are made annually at the discretion of management. Contributions were approximately $475,000 for 1997, $423,000 for 1996, and $237,000 for 1995.

7. CONCENTRATION OF CREDIT RISK. Hoenig, Far East and Limited are securities broker-dealers engaged in various trading and brokerage activities on behalf of institutional customers, including insurance companies, pension plans, mutual funds, limited partnerships and other financial institutions on an agency and riskless principal basis only. Their exposure to off balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill its obligations arising from a transaction. Each of Hoenig and Limited has an agreement with its clearing agent that provides that it is obligated to assume any exposure related to the nonperformance of its customers. Hoenig and Limited each monitor customer brokerage activity by reviewing information received from their clearing agents on a daily basis.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS. Substantially all of the Company's financial instrument assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

9. INCOME TAXES. The Company, excluding its foreign affiliates, files consolidated federal and combined New York State and New York City income tax returns. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. The primary differences are deferred compensation charges and unrealized losses and gains on investments.

         Income from operations before provision for taxes on income consists of:


                   1997            1996             1995
              -----------    -----------     -----------
Domestic      $ 4,759,747    $ 4,434,054     $ 5,702,415
Foreign         1,237,307        532,757        (312,929)
              -----------    -----------     -----------
              $ 5,997,054    $ 4,966,811     $ 5,389,486
              ===========    ===========     ===========

         The provision for taxes on income from operations consists of:


                                           1997         1996              1995
                                    -----------   -----------      ------------
Current tax expense (benefit)
   Federal                          $ 1,490,837   $ 1,418,766       $   (70,208)
  State and local                       673,118       489,704            70,037
  Foreign                                83,722        15,021           (21,646)
                                    -----------   -----------      -------------
Total current provision (benefit)     2,247,677     1,923,491           (21,817)
                                    -----------   -----------      -------------

Deferred tax expense
  Federal                               127,222       75,225            469,731
  State and local                        42,491       81,308             22,227
                                    -----------   ----------        -----------
Total Deferred                          169,713      156,533            491,958
                                    -----------   ----------        -----------
Total Provision                     $ 2,417,390   $2,080,024         $  470,141
                                    ===========   ==========        ===========

`




         Deferred taxes consist of the following:
                                                             1997                   1996                1995
                                                           ASSETS                 ASSETS              ASSETS
                                                    (LIABILITIES)          (LIABILITIES)          (LIABILITIES)
                                                   --------------         --------------         --------------
Current assets and liabilities
  Fixed assets                                          $ 147,016               $ 157,688              $ 159,994
  Accrued compensation                                    195,492                 301,451                526,042
Other                                                       9,107                  34,344                 85,885
                                                        ---------               ---------              ---------
  Gross deferred assets                                   351,615                 493,483                771,921

Deferred tax liabilities - Investments                   (426,505)               (393,059)              (497,358)
                                                        ---------               ---------              ---------
Net deferred taxes receivable (payable)                 $ (74,890)              $ 100,424              $ 274,563
                                                        ==========              =========             ==========


         The provision for taxes on income for the years ended December 31, 1997, 1996 and 1995 differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:

                                                             1997                   1996                   1995
                                                             ----                   ----                   ----

Computed tax provision                                 $2,038,998             $1,688,716             $1,832,425

Insurance proceeds                                              -                      -             (1,878,531)
State and local taxes, net of
  federal benefit                                         472,302                277,821                 53,063
Differential on foreign tax rates                        (336,962)              (166,116)                84,749
Other                                                     243,052                279,603                378,435
                                                      -----------            -----------                -------
Totals                                                 $2,417,390             $2,080,024               $470,141
                                                       ==========             ==========               ========

Effective tax rate                                          40.3%                  41.9%                   8.7%
                                                      ===========           ============            ===========

         As of December 31, 1997, the Company had approximately $2.1 million of earnings attributable to foreign subsidiaries. The Company has not recorded a tax provision for income tax that could occur upon repatriation. It is the Company's intent to keep such earnings permanently invested abroad until they can be repatriated in a tax efficient manner. It is not practicable to determine the amount of income taxes payable in the event all such earnings are repatriated.

10. SHORT-TERM BORROWINGS. The Company has a line of credit of approximately $2,500,000 which is secured by certain U.S. Government obligations. No amounts were due under the line of credit at December 31, 1997 or December 31, 1996. Interest is charged at a variable rate of the Federal Funds rate plus 1%.

      In addition, the Company maintains overseas overdraft facilities as follows: (1) pounds750,000 (approximately $1,239,000) which bears a variable rate of interest based upon prevailing market rates in the United Kingdom and Europe; (2) HK$50,000,000 (approximately $6,455,000) which bears a variable rate of interest based upon current market rates in Hong Kong; and (3) HK$100,000,000 (approximately $12,910,000) in an intra-day overdraft facility to facilitate the settlement of trades, which bears a variable rate of interest. In addition, the Company maintains a $5,000,000 foreign exchange line for trading operations in Hong Kong. No amounts were due under these facilities as of December 31, 1997. The balance outstanding as of December 31, 1996 was $29,570.

11. GEOGRAPHIC AREA DATA/MAJOR CUSTOMERS. The Company's brokerage subsidiaries provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its United States, United Kingdom, Hong Kong and Tokyo offices. The Company's wholly-owned asset management subsidiary provides professional investment management to U.S. public and corporate employee benefit plans, investment partnerships and other institutional clients from its U.S. office. The table below summarizes the Company's operations by geographic region and location.

         The following assumptions were made when computing the information below. Operating revenues by brokerage location include commissions earned from customers based in the respective location indicated and other operating revenues earned by the location. Operating revenues by geographic region represent commissions and other operating revenues earned on transactions executed in markets within the geographic region. Operating revenues for asset management include investment management fees earned by the Company's asset management subsidiary in the United States. Operating profits are calculated based on total operating revenues less operating expenses by location. In computing operating profit, corporate expenses have not been allocated to the locations.

         Assets are those used primarily by each location. General corporate assets primarily include loan receivables, cash surrender value of life insurance policies, certain fixed assets and intangibles. "Asian brokerage" includes the results of the Company's Hong Kong and Tokyo offices.

OPERATING REVENUES BY LOCATION:

                                                      1997                        1996                      1995
                                                      ----                        ----                      ----
United States brokerage                        $46,963,302                 $42,250,929               $37,033,664
United Kingdom brokerage                         8,848,294                   8,685,138                 8,637,830
Asian brokerage                                 13,814,965                  13,477,758                 4,822,045
                                                ----------                  ----------               -----------
    Total Brokerage                             69,626,561                  64,413,825                50,493,539
Asset management                                 6,688,773                   5,616,415                 3,033,856
                                               -----------                 -----------               -----------
     Total                                     $76,315,334                 $70,030,240               $53,527,395
                                               ===========                 ===========               ===========

OPERATING REVENUES BY GEOGRAPHIC REGION:

                                                    1997                          1996                      1995
                                                    ----                          ----                      ----

United States brokerage                      $47,638,502                   $43,607,954               $37,912,263
United Kingdom brokerage                       3,709,718                     3,809,105                 4,110,242
Asian brokerage                               18,278,341                    16,996,766                 8,471,034
                                              ----------                    ----------               -----------
     Total Brokerage                          69,626,561                    64,413,825                50,493,539
Asset management                               6,688,773                     5,616,415                 3,033,856
                                             -----------                  ------------               -----------
     Total                                   $76,315,334                   $70,030,240               $53,527,395
                                             ===========                   ===========               ===========

OPERATING PROFITS BY LOCATION:


                                                      1997                        1996                      1995
                                                      ----                        ----                      ----

United States brokerage                         $5,253,979                  $5,284,621                 $2,483,750
United Kingdom brokerage                          (241,445)                   (227,683)                   (96,522)
Asian brokerage                                     39,235                     258,004                 (1,409,934)
                                               -----------                     -------                -----------
     Total Brokerage                             5,051,769                   5,314,942                    977,294
Asset management                                 1,861,913                     744,368                   (613,685)
Interest expense                                  (153,082)                    (74,766)                  (116,957)
General corporate expenses                      (2,860,633)                 (2,754,622)                (2,108,764)
                                                ----------                  ----------                -----------
      Total                                     $3,899,967                  $3,229,922                $(1,862,112)
                                                ==========                  ==========                ===========











ASSETS:
                                                      1997                        1996                      1995
                                                      ----                        ----                      ----
United States brokerage                        $37,276,757                 $34,257,830               $30,992,930
United Kingdom brokerage                         3,482,895                   3,995,605                 3,565,816
Asian brokerage                                 14,687,880                   9,241,618                 7,196,570
                                                ----------                 -----------               -----------
     Total Brokerage                            55,447,532                  47,495,053                41,755,316
Asset management                                 3,902,730                   2,390,227                 1,792,313
General corporate                                1,671,081                   1,642,615                 1,587,846
                                               -----------                ------------              ------------
     Total                                     $61,021,343                 $51,527,895               $45,135,475
                                               ===========                 ===========               ===========


      No one single customer accounted for greater than 10% of total revenues for the years ended December 31, 1997, 1996 and 1995.

12. STOCKHOLDERS' EQUITY. The Company, which was incorporated in Delaware in August 1991, has 40,000,000 authorized shares of common stock with a par value of $.01 per share and 1,000,000 authorized shares of preferred stock with a par value of $.01 per share.

         The Board of Directors of the Company (the "Board") has the power, without further action by the stockholders, to issue 1,000,000 shares of preferred stock as a class without series, or in one or more series, and to fix the voting rights, designations, preferences and relative, participating, optional, and other special rights, and the qualifications, limitations and restrictions applicable thereto. As of December 31, 1997, no preferred stock had been issued.

         During the fourth quarter 1992, the Board approved a stock repurchase program which enables the Company to repurchase up to one million shares of its common stock from time to time. In November 1994, the Company's Board of Directors authorized management to repurchase an additional one million shares of Common Stock from time to time in open market and private transactions.

         During 1997, the Company repurchased 578,172 shares of common stock. As of December 31, 1997, the Company had repurchased a total of 1,475,712 shares under these repurchase programs. The Company purchased an additional 650,000 shares in December 1995, pursuant to a shareholder's agreement with the Estate of Ronald H. Hoenig (the "Estate"). The total cost of purchases under the repurchase programs and the purchase from the Estate (net of a total of 507,334 shares issued out of Treasury Stock) is $6,471,342.

     On January 14, 1997, the Company adopted a Stockholders' Rights Plan, under which rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on January 31, 1997 and thereafter will be attached to each share of common stock until the rights become exercisable or expire. Each right initially entitles stockholders to purchase one one-hundredth of a share of preferred stock for $18. Upon exercise of the right the holder will receive common stock having a value equal to twice the value of the $18 price of the fractional preferred share. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the Company's common stock. The Company will generally be entitled to redeem the rights prior to their expiration at $0.01 per right at any time until 10 days following a public announcement that a 20% position in the Company's common stock has been acquired. The rights expire on January 14, 2007.

13.STOCK OPTIONS. The Company has three compensation plans which provide for stock-based awards, the 1996 Long-Term Stock Incentive Plan (the "1996 Plan"), the 1994 Stock Option Plan (the "1994 Plan") and the 1991 Stock Option Plan (the "1991 Plan"). The 1996 Plan provides for the Company to award or grant to directors, officers and other key employees and consultants of the Company and its subsidiaries, U.S. stock options, U.K. stock options, SARs, restricted stock, deferred stock and stock granted as a bonus or in lieu of other awards as authorized by the Compensation and Stock Option Committee of the Company's Board. The 1996 Plan was adopted by the Board on November 14, 1996, and approved at the 1997 Annual Meeting of Stockholders. Upon approval of the 1996 Plan, the 1994 and 1991 Plans were merged into the 1996 Plan, and no new shares will be issued under the 1991 and 1994 Plans. The total amount of shares issuable under the 1996 Plan when approved was 2,988,000 shares, 1,000,000 shares issuable under the 1996 Plan plus 1,988,000 of shares of stock that would have been issuable under the Company's 1994 Plan and 1991 Plan. The 1996 Plan provides for the issuance of U.S. stock options (which may be either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified stock options) and U.K. stock options. The 1996 Plan has been submitted for approval to the United Kingdom Board of Inland Revenue under the Income and Corporation Taxes Act of 1988.

      The 1991 Plan and 1994 Plan each initially provided for the issuance of a total of up to 1,000,000 shares of Common Stock in connection with the grant of U.S. stock options (which may be either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified stock options) and U.K. stock options. The U.K. component of the 1991 UK Plan has been approved by the United Kingdom Board of Inland Revenue under the Income and Corporation Taxes Act of 1988.

Stock options granted under these plans generally vest over a one to three-year period and expire 5-10 years from the date of grant.

Transactions related to U.S. incentive stock options and U.K. stock options granted under the 1996, 1994 and the 1991 Plans were as follows:

                                                                            WEIGHTED         NUMBER
                                         NUMBER OF      OPTION PRICE          AVERAGE        OF SHARES
                                          SHARES          PER SHARE         PER SHARE       EXERCISABLE
Outstanding at December 31, 1994        523,600        $  3.875 - 6.325      $5.18            443,600
                                                                                             ========
     Granted ......................     178,667           2.813 - 4.000       3.87
     Canceled or expired...........    (104,900)                              5.04
                                       ---------                             -----

Outstanding at December 31, 1995        597,367           2.813 - 6.325       4.70            353,700
                                                                                             ========
     Granted.......................     253,334           3.625 - 4.750       3.91
     Canceled or expired...........    (208,200)                              5.46
                                       --------                              -----

Outstanding at December 31, 1996        642,501           2.813 - 5.750       4.24            311,389
                                                                                             ========
     Granted........................    199,000            4.75 -  6.50       5.77
     Canceled or expired............    (70,333)                              4.63
     Exercised......................    (97,667)          2.813 - 5.088       4.39
                                       --------           --------------      ----
Outstanding at December 31, 1997        673,501         $ 3.625 -  5.00      $4.63            319,224
                                       ========            =============      ====           ========


Transactions related to U.S. non-qualified stock options granted pursuant to the 1996, 1994 and 1991 Plans were as follows:



                                                                         WEIGHTED         NUMBER
                                                  NUMBER OF          OPTION PRICE         AVERAGE      OF SHARES
                                                  SHARES               PER SHARE        PER SHARE    EXERCISABLE

Outstanding at December 31, 1994                  87,000            $ .10 - 4.688     $   .87         53,000
                                                                                                     =======
     Granted . . . . . . .                        19,333              .10 - 4.125        1.35
     Exercised . . . . . .                       (15,500)                     .10         .10
     Canceled or expired . . . . . .             (23,000)                                2.09
                                               ---------                                -----

Outstanding at December 31, 1995                  67,833              .10 - 4.688         .77         42,500
                                                                                                     =======
     Granted . . . . . .                         941,666               .10 - 5.00        4.33
     Exercised . . . . .                         (42,500)                     .10         .10
     Canceled or expired . . . . .                (2,000)                               3.625
                                               ----------                              ------

Outstanding at December 31, 1996                 964,999               .10 - 5.00        4.27        151,945
                                                                                                     =======
     Granted . . . . . .                          72,500              4.75 - 6.00        5.62
     Exercised . . . . .                        (101,667)             .10 - 3.625        3.57
     Canceled or expired . . . . .               (25,333)                                3.55
                                               ---------                                -----

Outstanding at December 31, 1997                 910,499                $.10-6.00     $  4.48        132,444
                                               =========                 ========         =====      =======



U.S. non-qualified stock options outstanding at December 31, 1997 were as follows:

                                                               WEIGHTED
                                                               AVERAGE
                                                 NUMBER OF     EXERCISE      EXERCISABLE
                                                    SHARES      PRICE          OPTIONS
                                                  ---------   ---------      -------------
Price Range $0.1
     (Weighted average contractual life 2.9 yrs)     19,999     $   0.1          9,444

Price Range $3.625 - 4.75
      (Weighted average contractual life 8.3 yrs)   328,000         3.70       123,000

Price Range $5.00 - 6.00
      (Weighted average contractual life 8.5 yrs)   562,500         5.08             -
                                                    -------     --------       -------

                              Total                 910,499     $   4.48       132,444
                                                    =======     ========       =======



     At December 31, 1997, U.S. incentive stock options and U.K. stock options to purchase 673,501 shares were outstanding under the Company's 1996, 1994 and 1991 Plans, but due to vesting requirements, options to purchase 354,277 shares were not exercisable at December 31, 1997. At December 31, 1997, non-qualified stock options to purchase 910,499 shares were outstanding, but due to vesting requirements, 778,055 shares were not exercisable at December 31, 1997.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the fair value of stock-based awards granted under the 1996, 1994 and 1991 Plans. Had compensation cost for stock-based awards granted under these plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:






                                               1997                1996            1995
                                               ----                ----           ----

Net Income - as reported                   $     3,579,664   $  2,886,787     $  4,919,345
                                           ===============   ============     ============
Net Income - pro forma                     $     3,098,167   $  2,541,407     $  4,768,850
                                           ===============   ============     ============

Earnings per share basic - as reported     $           .38    $       .31     $        .50
                                           ===============    ===========     ============

Earnings per share diluted - as reported   $           .37    $       .31     $        .50
                                           ===============    ===========     ============

Earnings per share basic - pro forma       $           .33    $        .27     $        .49
                                           ===============    ============     ============

Earnings per share diluted - pro forma     $           .32    $        .27     $        .48
                                           ===============    ============     ============

     The fair value of each award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the period:

                                                    1997                  1996             1995
                                                    ----                  ----             ----

Risk free interest rate                             5.7%                 6.0%-6.5%       6.0%-6.5%

Dividend Yield                                        -                      2.0%            2.0%

Expected life of option                         5 years                  5 years          5 years

Expected volatility as calculated at
   the time of each grant                 30.4% - 135.6%              48.2%-72.0%      50.1%-83.3%


         DEFERRED STOCK. During 1997, the Company granted 107,000 shares of deferred stock to certain employees of the Company. The deferred stock granted under the 1996 Plan vests equally over a three-year period. The Company records compensation expense over the vesting period based upon the fair market value of the stock at the time of the grant.

Transactions related to deferred stock were as follows:

                                                VALUE AT THE
                                   NUMBER OF      DATE OF
                                     SHARES         GRANT
                                   --------    ------------
Outstanding at December 31, 1996
     Granted.....................   107,000    $ 5.25-6.5
     Canceled....................   (12,000)          5.25
                                   --------    -----------

Outstanding at December 31, 1997     95,000    $5.25-6.25
                                   ========    ===========


14. STOCK PURCHASE PLAN. The Company adopted the 1996 Employee Stock Purchase Plan on May 15, 1996. The plan allows those eligible employees of the Company and its U.S. subsidiaries to purchase shares of the Company's common stock at 85% of the fair market value at specified dates. At December 31, 1997, 75 employees were eligible to participate in the 1996 Employee Stock Purchase Plan. During 1997, a total of 46,400 shares of stock were purchased at an average price of $4.65 per share. During 1996, a total of 53,500 shares were purchased at a price of $3.45 per share. In November 1997, the Company adopted the 1997

Foreign Employee Stock Purchase Plan, which is a corollary to the Company's 1996 Employee Stock Purchase Plan. At December 31, 1997, 30 employees were eligible to participate in the 1997 Foreign Employee Stock Purchase Plan. The first offering period under this plan commences January 1, 1998 and ends on June 29, 1998. The maximum number of shares issuable under these two stock purchase plans is 500,000. As of December 31, 1997, 400,100 shares remain available for issuance under these two plans.

15. EARNINGS PER SHARE. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per Share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

     The following table presents the computations of basic and diluted earnings per share:

                                                     1997             1996            1995
                                                     ----             ----            ----

Net income available to common stockholders   $  3,579,664    $   2,886,787   $   4,919,345

Weighted average shares outstanding              9,397,742        9,253,557       9,745,372

Effect of dilutive instruments
    Employee stock options                         373,515          137,559          62,706
    Convertible debentures                               -                -          72,690
                                              -------------   --------------     ------------

    Dilutive potential common shares               373,515          137,559         135,396

Total weighted average dilutive shares           9,771,257        9,391,116       9,880,768

Basic earnings per share                      $        .38    $         .31    $        .50
                                              ============    =============    ============
Diluted earnings per share                    $        .37    $         .31    $        .50
                                              ============    =============    ============


Stock options on the following number of shares were anti-dilutive and were not included in the calculation above 1997 - 696,500 shares, 1996 - 1,000,667 shares and 1995 - 589,367 shares.


16. 1995 INSURANCE PROCEEDS. The Company received net life insurance proceeds of $4,446,334 following the October 1995 death of Ronald H. Hoenig, the Company's former Chairman and Chief Executive Officer. The receipt of insurance proceeds net of expenses of $4,446,334 had a $.45 effect on the Company's earnings per share for 1995. Pursuant to an employment agreement between Ronald H. Hoenig and the Company dated November 7, 1991, the estate of Ronald H. Hoenig (the "Estate") was entitled to certain payments by reason of Mr. Hoenig's death. In addition, the Company was obligated to pay to the Estate a death benefit equal to the average of Mr. Hoenig's last three years' annual compensation, including base salary and bonus. The remaining death benefit amount due at December 31, 1997, is approximately $286,000, which is payable in October 1998.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Hoenig Group Inc.

                                            By: /s/ Fredric P. Sapirstein
                                            Fredric Sapirstein
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                       DATE
/s/ Fredric P. Sapirstein               Chairman,  Chief Executive              March 30, 1998
---------------------------------       Officer and Director
Fredric P. Sapirstein

/s/ Alan B. Herzog                      Chief Operating Officer,                March 30, 1998
---------------------------------       Principal Financial/Accounting
Alan B. Herzog                          Officer and Director

/s/ Max H. Levine                       Executive Vice President                March 30, 1998
---------------------------------       and Director
Max H. Levine

/s/ Kathryn L. Hoenig                   Secretary,                              March 30, 1998
---------------------------------       General Counsel and Director
Kathryn L. Hoenig

/s/ Robert L. Cooney                    Director                                March 30, 1998
---------------------------------
Robert L. Cooney

/s/ Martin F.C. Emmett                  Director                                March 30, 1998
---------------------------------
Martin F.C. Emmett

/s/ Robert Spiegel                      Director                                March 30, 1998
---------------------------------
Robert Spiegel









                                   EXHIBIT INDEX




Exhibit No.                  Description
-----------                  -----------

   3.2                       Amended and Restated By-laws.

 *10.15                      Amendment No. 1 to the Hoenig Group Inc.
                             1996 Long-Term Stock Incentive Plan.

  11.1                       Computation of Per Share Earnings.

  21.1                       Subsidiaries of the Registrant.

  23.1                       Consents of Experts.

  27.1                       Financial Data Schedule.

  27.2                       Restated Financial Data Schedule.







--------------------
*Each asterisk identifies a management contract or compensatory plan or arrangement.

