Form 10-Q
period 1998-03-31
HOENIG GROUP INC
filed 1998-05-15
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            -------------------------------------------------------

For Quarter Ended:                 Commission File Number:  000-19619
March 31, 1998

                               HOENIG GROUP INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                 13-3625520
------------------------------------    ------------------------
(State or other jurisdiction           (I.R.S. Employer I.D. No.)
of incorporation or organization)


4 International Drive
Rye Brook, NY                                            10573
------------------------------------------------------------------------------
(Address of principal executive offices)               (zip code)

                                 (914) 935-9000
------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year is changed since last report)

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No ___

As of May 14, 1998, there were 9,073,540 shares of common stock, par value $.01 per share, outstanding.

                               HOENIG GROUP INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1.  Financial Statements
             Consolidated Statements of Financial Condition -
             March 31, 1998 and December  31, 1997                             1

             Consolidated Statements of Income -
             Three Months Ended March 31, 1998 and 1997                        2

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1998 and 1997                        3

             Notes to Unaudited Consolidated Financial Statements            4-5

    ITEM 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations               6-9


PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings                                                10

    ITEM 6.  Exhibits and Reports on Form 8-K                                 10


    Signatures                                                                11

    Exhibit Index                                                             12

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                 HOENIG GROUP INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         AS OF MARCH 31, 1998 & DECEMBER 31, 1997
                                      (UNAUDITED)

                                                                       March 31, 1998                     December 31, 1997
                                                                       --------------                     -----------------
ASSETS
Cash and equivalents                                                      $ 11,393,803                      $20,468,926
U.S. Government obligations, at market value                                12,510,685                       17,754,737
Receivables from correspondent brokers and dealers                           7,692,967                        6,837,648
Receivables from customers                                                   7,431,487                        4,031,489
Equipment, furniture and leasehold improvements
 - net of accumulated depreciation and amortization                          2,137,527                        2,207,121
Securities owned, at market value                                            7,223,364                        2,065,399
Exchange memberships - at cost                                               1,321,235                        1,321,235
Investment management fees receivable                                        1,591,962                        1,297,684
Deferred research/services expense                                           1,874,983                        1,070,079
Investment in limited partnerships, at equity                                5,724,459                          633,858
Other assets                                                                 3,504,788                        3,333,167
                                                                             ---------                        ---------
     Total Assets                                                          $62,407,260                      $61,021,343
                                                                           ===========                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                          $ 8,910,167                      $ 8,341,475
Accrued compensation                                                         2,603,486                        5,701,392
Payable to brokers and dealers                                               7,177,126                        4,579,680
Payable to customers                                                         1,139,028                          902,914
Accrued expenses                                                             1,004,277                          728,726
Short term bank loan payable                                                   390,813                                -
Other liabilities                                                            1,584,754                        1,241,435
                                                                             ---------                        ---------
     Total Liabilities                                                      22,809,651                       21,495,622
                                                                            ----------                       ----------

STOCKHOLDERS' EQUITY
Common stock $.01 par value per share
Voting-authorized 40,000,000 shares, issued
  - 10,809,750 in both 1998 and 1997                                           108,098                          108,098
Additional paid in capital                                                  26,555,715                       26,628,159
Accumulated comprehensive income                                              (900,475)                        (930,035)
Retained earnings                                                           21,180,699                       20,190,841
                                                                            ----------                       ----------
                                                                            46,944,037                       45,997,063
Less treasury stock at cost - 1,746,211
shares in 1998 and 1,618,378 shares in 1997                                (7,346,428)                      (6,471,342)
                                                                           -----------                      -----------
     Total Stockholders' Equity                                             39,597,609                       39,525,721
                                                                            ----------                       ----------
     Total Liabilities and Stockholders' Equity                            $62,407,260                      $61,021,343
                                                                           ===========                      ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                              --------
REVENUES                                                                          1998                             1997
                                                                                  ----                             ----
 Gross commissions                                                         $17,562,219                      $16,223,796
 Investment management fees                                                  1,965,734                        1,518,786
 Other                                                                          52,810                          167,151
                                                                          ------------                      -----------
     Total operating revenues                                               19,580,763                       17,909,733
EXPENSES
Clearing, floor brokerage and
      exchange charges                                                       2,479,424                        2,695,012
 Employee compensation                                                       5,273,725                        4,598,481
 Independent research and services                                           8,117,197                        7,303,348
 Other                                                                       2,501,349                        2,242,838
                                                                             ---------                        ---------
     Total expenses                                                         18,371,695                       16,839,679
                                                                            ----------                       ----------

OPERATING INCOME                                                             1,209,068                        1,070,054

INVESTMENT INCOME AND OTHER
 Interest, dividends                                                           474,832                          443,788
 Gain/(loss) on investments, other                                              76,058                         (55,234)
                                                                              --------                         --------
 Net investment income and other                                               550,890                          388,554

 Income before income taxes                                                  1,759,958                        1,458,608
 Provision for income taxes                                                    770,101                          584,853
                                                                            ----------                       ----------
 Net income                                                                  $ 989,857                       $  873,755
                                                                             =========                       ==========

 Net income per share
       Basic                                                            $          .11                   $          .09
                                                                        ==============                   ==============
       Diluted                                                          $          .10                   $          .09
                                                                        ==============                   ==============

Weighted average shares outstanding
       Basic                                                                 9,139,022                        9,545,644
                                                                             =========                        =========
       Diluted                                                               9,572,842                        9,874,324
                                                                             =========                        =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               THREE MONTHS ENDED MARCH 31, 1998 & MARCH 31, 1997
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                                         1998                                    1997
                                                                             ----                                    ----
 Net income                                                                  $989,857                               $873,755
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                               321,244                                280,305
  Foreign currency translation adjustment                                      29,560                               (104,196)
  Issuance of stock options                                                    42,083                                 47,191
Changes in assets and liabilities:
  Securities owned, net                                                       945,394                                (62,031)
  Receivables from correspondent brokers and dealers                       (3,399,998)                            (2,698,413)
  Receivables from customers                                                 (855,319)                            (1,389,235)
  Investment management fees receivables                                     (294,278)                               295,183
  Payable to customers                                                        236,114                              3,855,247
  Deferred research/services expense                                         (804,904)                              (595,552)
  Other assets                                                               (266,950)                              (348,879)
  Payable to brokers and dealers                                            2,597,446                              1,394,449
  Accrued research/services payable                                           568,692                               (173,190)
  Accrued compensation                                                     (3,097,906)                            (2,431,263)
  Accrued expenses                                                            275,551                                 (5,260)
  Other liabilities                                                           159,045                                 92,433
                                                                          -----------                            -----------
Net cash used in operations                                                (2,554,369)                              (969,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations                                               5,244,052                                953,814
  Investment in limited partnerships, at equity                            (5,090,601)                                  (600)
  Investment in securities                                                 (5,919,085)                               157,668
  Purchases of equipment, furniture and leasehold                                                                          -
     improvements                                                            (156,323)                              (294,233)
                                                                           ----------                            -----------
Net cash provided by (used in) investing activities:                       (5,921,957)                               816,649

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock purchased                                                 (1,021,153)                                     -
  Issuance of treasury stock                                                   31,543                                 76,417
  Short term bank loan payable                                                390,813                                      -
                                                                           ----------                            -----------
Net cash provided by (used in) financing activities:                         (598,797)                                76,417

  Net decrease in cash and equivalents                                     (9,075,123)                               (76,390)
  Cash and equivalents beginning of period                                 20,468,926                             18,307,886
                                                                           ----------                            -----------

  Cash and equivalents end of period                                      $11,393,803                            $18,231,496
                                                                          ===========                            ===========
  Supplemental disclosure of cash flow information:
         Interest paid:                                                   $    23,754                            $    78,969
                                                                          ===========                            ===========
         Taxes paid:                                                      $   317,220                            $   297,900
                                                                          ===========                            ===========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company") as of March 31, 1998 and December 31, 1997, the results of its operations and changes in cash flows for the three months ended March 31, 1998 and 1997. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of operating results for the full year.


NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

         Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1) which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At March 31, 1998, Hoenig's minimum required net capital was $566,000, its net capital ratio was .76 to 1, and its net capital was approximately $11,118,000, which was $10,552,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig & Co., Inc.) capital requirement was (Y)67,000,000 ($503,000). Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at March 31, 1998 was approximately (pounds)556,000 ($929,000); it had excess financial resources at such date of approximately (pounds)595,000 ($995,000). Hoenig (Far East) Limited ("Far East") is required to maintain liquid capital of the greater of HK$3,000,000 ($387,000) or 5% of the average quarterly total liabilities. Far East's required liquid capital was approximately HK$16,938,000 ($2,187,000) at March 31, 1998, and it had excess liquid capital of approximately HK$20,215,000 ($2,610,000).


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.

         Axe Houghton Associates, Inc., the Company's wholly-owned asset management subsidiary, is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe Houghton's partnership investments were 0.34% ($46,526) and 17.1% ($643,813) at March 31, 1998. Axe
Houghton does not maintain control of the partnerships for consolidation purposes.

         During the first quarter 1998, the company modified its cash management program for the purpose of increasing its rate of return on investments. As part of that program the Company invested in two multi-manager, market neutral limited partnerships. These multi-manager limited partnerships, which are managed by professional money managers, make investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies include relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading.

     All of the Company's investments in limited partnerships are accounted for under the equity method.


NOTE 4 - FINANCIAL INSTRUMENTS.

         As part of its cash management program, during the first quarter 1998 the Company invested in a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions and a bank-sponsored, flexible, market-linked deposit which maintains investments in U.S. and foreign equity indices, floating rate deposits, baskets of European equity securities and a U.S. Treasury zero coupon bond.

     Each of these investments is managed by professional money managers. The flexible, market-linked deposit is not federally insured; however, the sponsoring bank has agreed to protect 100% of the Company's principal investment, less management fees due to the bank, if the Company maintains the deposit for one year.

         Each of these investments use or include derivative financial instruments for the purpose of reducing exposure to certain investment risks, including interest rate fluctuations. These investments are accounted for at fair market value based upon available market information and valuations received from the managers. Changes in the market value, as well as gains or losses resulting from terminations or maturity of these instruments, are recognized as gains or losses on investments in the period in which they occur. The Company does not hold financial instruments for trading purposes.


NOTE 5 - STOCKHOLDERS' EQUITY.

         During the fourth quarter 1992, the Company's Board of Directors approved a stock repurchase program which enables the Company to repurchase up to one million shares of its Common Stock from time to time. In November 1994, the Company's Board of Directors authorized management to repurchase an additional one million shares of Common Stock from time to time in open market and private transactions.

         From January 1, 1998 through March 31, 1998, the Company repurchased 165,000 shares of Common Stock at an aggregate cost of $1.0 million. As of March 31, 1998, the Company has repurchased a total of 1,640,712 shares under these repurchase programs. The Company purchased an additional 650,000 shares in December 1995, pursuant to a contract with the Estate of Ronald H. Hoenig. The total cost of the purchases under the repurchase programs and the purchase from the Estate (net of 544,501 shares issued out of Treasury Stock) is $7,346,428.

NOTE 6 - COMPREHENSIVE INCOME

         The Financial Accounting Standards Board has issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income", which is effective for fiscal Years begining after December 15, 1997. This Statement establishes standards of reporting of comprehensive income and its components. Comprehensive income includes gains or losses resulting from the translation of the Company's foreign currency financial statements included in stockholders' equity in the Statement of Financial Condition.

         Comprehensive income for the periods ended March 31, 1998 and 1997 is as follows:

                                                1998             1997
                                                ----             ----
Net income                                 $  989,857          $873,755

Other comprehensive income:
Foreign currency translation adjustment        29,560          (104,196)
Tax expense (benefit)                          12,933           (41,678)
                                             --------          ---------
                                               16,627           (62,518)

Comprehensive income                       $1,006,484          $811,237
                                           ==========          =========

NOTE 7 - SUBSEQUENT EVENTS.

         In March 1998, Lawrence W. Gallo, a former employee of Hoenig, instituted an arbitration before the NASD Regulation against Hoenig and Fredric
P. Sapirstein, Hoenig's Chairman and Chief Executive Officer. Mr. Gallo principally alleges defendants wrongfully terminated Mr. Gallo's employment in breach of his employment agreement and falsely stated the reason for his termination in a securities regulatory filing on Form U-5. Mr. Gallo is seeking approximately $2.2 million in compensatory damages against each of the defendants, plus punitive damages, liquidated damages, interest, reasonable attorneys' fees and modification of the Form U-5. The Company believes that Hoenig and Mr. Sapirstein have meritorious defenses to the arbitration and intend to vigorously oppose Mr. Gallo's claims.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to the effects of future growth, cost reduction measures taken in certain international operations, acquisition and expansion plans, the Company's investment activities and its current equity capital levels. Actual results might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, the Company's ability to recruit and retain key employees, changes in U.S. and foreign securities laws and regulations, particularly regarding Independent Research and Directed Brokerage Arrangements, trading and investment activities, litigation and other factors discussed throughout this report and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

GENERAL

         Hoenig Group Inc. (the "Company") provides global securities brokerage to institutional clients through its wholly-owned brokerage subsidiaries in the United States, United Kingdom, Hong Kong and Japan. The Company's wholly-owned subsidiary, Axe-Houghton Associates, Inc. ("Axe-Houghton"), provides professional asset management to public and corporate employee benefit plans, investment partnerships and other institutional clients.

         The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on all of the world's major stock exchanges, acting primarily as agent for its customers, and also executes trades in U.S. fixed income securities on an agency and riskless principal basis. The Company earns commissions in connection with four types of brokerage services: commissions received in connection with providing independent research and other services to investment managers ("Independent Research Arrangements"), commissions received in exchange for paying expenses of, or commission refunds to, the customer ("Directed Brokerage Arrangement"), commissions received in connection with providing the Company's proprietary research ("Proprietary Research"); and commissions received for execution-only services ("Execution - Only Brokerage"). The Company's profit margin on Execution-Only Brokerage and Proprietary Research is higher than that on Independent Research Arrangements and Directed Brokerage Arrangements because the Company does not incur direct expenses for research and other services in connection with such activities.

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

         The Company's second largest source of revenues is investment management fees earned by Axe-Houghton, the Company's asset management subsidiary, in connection with the provision of asset management services to institutional clients. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company. At March 31, 1998, Axe-Houghton had $4.3 billion in assets under management, of which approximately $481.7 million represented a temporary assignment.

         On April 8, 1998, employment contracts between Axe-Houghton and certain of its employees expired. These contracts were entered into at the time the Company acquired Axe-Houghton with each of the seven employee-shareholders who sold their interests in Axe-Houghton to the Company. Of these seven employees, two who are responsible for small capitalization growth equities management have executed new employment agreements, two others have agreed to new employment arrangements, one has retired. Axe-Houghton currently is negotiating new employment arrangements with the remaining two. While the Company anticipates that these negotiations will result in mutually satisfactory employment arrangements with these individuals, no assurances can be given as to when or how the negotiations will conclude. The financial results of Axe-Houghton could be adversely affected if such negotiations are not successfully resolved.

         With respect to its asset management and securities brokerage businesses, the Company continues to evaluate opportunities to increase distribution capabilities, expand its client base and supplement its product line through acquisitions and the hiring of additional personnel.


THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997.

         The Company's operating income before income taxes for the three months ended March 31, 1998 increased 13.0% to $1,209,068, versus $1,070,054 in 1997. The increase in operating income is primarily attributable to an increase in operating income from U.S. operations, offset in part by operating losses from international brokerage operations. The Company's net income for the three-months ended March 31, 1998 increased 13.3% to $989,857 versus $873,755 in 1997.

         Operating revenues increased 9.3% to $19.6 million for three months ended March 31, 1998 from $17.9 million for the three months ended March 31, 1997. Commission revenues increased 8.2% to $17.6 million for the three months ended March 31, 1998 from $16.2 million for the same period in 1997. This increase resulted primarily from an increase in commission revenues in U.S. equity markets, offset by a decrease in commission revenues earned by the Company's operations in Hong Kong and Japan (" Asian Brokerage"). Commission revenues derived from international locations represented 24.2% of the Company's total commissions during the first quarter 1998 as compared to 34.7% for the same period in 1997.

         The financial markets in Japan and Southeast Asia continued to experience difficulty during the quarter ended March 31, 1998, which resulted in volatility and overall declines, as well as reduced trading volumes in those markets. Reduced trading activity has resulted in a decline in commission revenues from the Company's Asian Brokerage operations and operating losses in those operations. Continued declines in commission revenues in Japan and Southeast Asia would result in additional losses by the Company's Asian Brokerage operations. The Company continues to explore cost reduction and other means to address operating losses in its Asian Brokerage operations.

         Investment management fee revenues increased 29.4% to $2.0 million for the three months ended March 31, 1998, from $1.5 million in 1997. This increase in investment management fees reflects an increase in small capitalization growth equities assets, which are managed for a higher average fee. Assets managed in small capitalization growth equities increased 65.2% to $714.0 million as of March 31, 1998 from $432.1 million as of March 31, 1997. Total assets under management increased to $4.3 billion as of March 31, 1998, as compared with $3.3 billion as of March 31, 1997.

         Expenses related to independent research and other services provided to the Company's brokerage clients during the first quarter 1998, including commission refunds, increased 11.1% to $8.1 million from $7.3 million for the same period in 1997. These expenses were 46.2% of commission revenues for the quarter ended March 31, 1998 as compared with 45.0% for the corresponding period in 1997. These expenses increased at a higher rate than commission revenues, primarily due to the timing of research expenses incurred relative to the receipt of commissions.

         Clearing, floor brokerage and exchange charges decreased 8.0% to $2.5 million during the first quarter 1998 from $2.7 million in 1997. These expenses represented 14.1% of commissions in 1998 and 16.6% of commissions in 1997. The decrease in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions generated in the U.S. equity market, where such expenses are charged at lower rates than comparable trades in certain Asian markets. Commissions generated in certain Asian markets represented a smaller percentage of total commissions during the quarter ended March 31, 1998 as compared to the same period in 1997.

         Employee compensation increased 14.7% to $5.3 million in 1998 from $4.6 million in 1997. This resulted primarily from an increase in reserves for discretionary and performance-based compensation, as well as an increase in the base compensation of existing employees during the three months ended March 31, 1998.

         All other expenses increased 11.5% to $2.5 million in the first quarter 1998, compared to $2.2 million in 1997. This resulted primarily from an increase in expenses related to market data, communications, depreciation and amortization during the quarter ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had cash, U.S. Government obligations, net accounts receivable and other investments of $45.3 million. All receivables from correspondent brokers and dealers are fully collectible, and no provision for uncollectibles is required.

         The Company modified its cash management program during the quarter ended March 31, 1998 to increase its rate of return on investments. The Company invested a portion of funds previously held as cash and equivalents, U.S. government obligations and corporate bonds in investments which include limited partnership interests in two multi-manager, market neutral limited partnerships; a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions; and a bank-sponsored, flexible, market-linked deposit account which maintains investments in U.S. and foreign equity indices, floating rate deposits, baskets of European equity securities and a U.S. Treasury zero coupon bond. Each of these investments is managed by professional money managers. The flexible market-linked deposit is not federally insured; however, the bank has agreed to protect 100% of the Company's principal investment, less its management fee, if the deposit is maintained for one year. These investments generally are not transferable and are less liquid than investments in U.S. government obligations and corporate bonds. These investments have not had a material effect on the Company's liquidity and results of operations.

         During the quarter ended March 31, 1998, the Company repurchased 165,000 shares of common stock, totaling $1.0 million, under previously announced stock repurchase programs. These repurchases have not had a material effect on the Company's liquidity and results of operations.

         The Company believes that its current cash resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future operating needs. The Company continues to explore opportunities to expand existing businesses and to acquire new businesses, which could potentially have an impact on liquidity and capital resources.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In March 1998, Lawrence W. Gallo, a former employee of Hoenig & Co., Inc. ("Hoenig"), instituted an arbitration before the NASD Regulation against Hoenig and Fredric P. Sapirstein, Hoenig's Chairman and Chief Executive Officer. Mr. Gallo principally alleges defendants wrongfully terminated Mr. Gallo's employment in breach of his employment agreement, and falsely stated the reason for his termination in a securities regulatory filing on Form U-5. Mr. Gallo is seeking approximately $2.2 million in compensatory damages against each of the defendants, plus punitive damages, liquidated damages, interest, reasonable attorneys' fees and modification of the Form U-5. The Company believes that Hoenig and Mr. Sapirstein have meritorious defenses to the arbitration and intend to vigorously oppose the claim.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         10.16 Employment Agreement between Axe-Houghton Associates, Inc. and Seth M. Lynn, Jr., dated April 8, 1993.

         10.17 Amendment No. 1 to the Employment Agreement between Axe-Houghton Associates, Inc. and Seth M. Lynn, Jr., dated August 18, 1994.

         10.18 Client Agreement and Trading Authorization between Spectrum Asset Management, Inc. and Hoenig Group Inc., dated March 18, 1998.

         11.1     Computation of Per Share Earnings.

         27.1     Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Hoenig Group Inc.



Date: May 14, 1998

                                        By:/s/  Fredric P. Sapirstein
                                                Fredric P. Sapirstein,
                                                Chairman and Chief
                                                Executive Officer



Date:  May 14, 1998                     By:/s/  Alan B. Herzog
                                                Alan B. Herzog,
                                                Chief Operating Officer and
                                                Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                      Description
----------                       ------------
10.16 Employment Agreement between Axe-Houghton Associates, Inc. and Seth M. Lynn, Jr., dated April 8, 1993.

10.17 Amendment No. 1 to the Employment Agreement between Axe-Houghton Associates, Inc. and Seth M. Lynn, Jr., dated August 18, 1994

10.18 Client Agreement and Trading Authorization between Spectrum Asset management, Inc. and Hoenig Group Inc., dated
                  March 18, 1998.

11.1              Computation of Per Share Earnings

27.1              Financial Data Schedule