Form 10-Q
period 1998-06-30
HOENIG GROUP INC
filed 1998-08-14
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            -------------------------------------------------------

For Quarter Ended:     Commission File Number: 000-19619
June 30, 1998

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


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

As of August 13, 1998, there were 8,564,808 shares of common stock, par value $.01 per share, outstanding.

                               HOENIG GROUP INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1.    Financial Statements

           Consolidated Statements of Financial Condition -
           June 30, 1998 and December  31, 1997                               1

           Consolidated Statements of Income - Three and
           Six Months Ended June 30, 1998 and 1997                            2

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1998 and 1997                            3

           Notes to Unaudited Consolidated Financial Statements             4-6

    ITEM 2.    Management's Discussion and Analysis
                of    Financial Condition and Results of Operations        7-12


PART II - OTHER INFORMATION

    ITEM 1.    Legal Proceedings                                             13

    ITEM 4.    Submission of Matters  to a Vote of Security Holders          13

    ITEM 5.    Other Events                                                  13

    ITEM 6.   Exhibits and Reports on Form 8-K                               13


    Signatures                                                               14

    Exhibit Index                                                            15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                     June 30, 1998    December 31, 1997
                                                     -------------    -----------------
ASSETS
Cash and equivalents                                  $ 13,543,245       $ 20,468,926
U.S. Government obligations, at market value             8,818,826         17,754,737
Receivables from correspondent brokers and dealers       8,738,888          6,837,648
Receivables from customers                               3,524,213          4,031,489
Equipment, furniture and leasehold improvements
 - net of accumulated depreciation and amortization      2,102,627          2,207,121
Securities owned, at market value                        8,838,039          2,065,399
Exchange memberships - at cost                           1,321,235          1,321,235
Investment management fees receivable                    1,536,634          1,297,684
Deferred research/services expense                       2,279,377          1,070,079
Investment in limited partnerships, at equity            5,814,106            633,858
Other assets                                             3,716,125          3,333,167
                                                      ------------       ------------
     Total Assets                                     $ 60,233,315       $ 61,021,343
                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                     $ 10,191,530       $  8,341,475
Accrued compensation                                     3,664,375          5,701,392
Payable to brokers and dealers                           3,427,428          4,579,680
Payable to customers                                     2,497,617            902,914
Accrued expenses                                           938,147            728,726
Short-term bank loan payable                               493,508               --
Other liabilities                                        1,246,608          1,241,435
                                                      ------------       ------------
     Total Liabilities                                  22,459,213         21,495,622
                                                      ============       ============

STOCKHOLDERS' EQUITY
Common stock $.01 par value per share
    Voting-authorized 40,000,000 shares, issued
    10,838,850 in 1998 and 10,809,750 in 1997              108,389            108,098
Additional paid in capital                              26,830,407         26,628,159
Accumulated comprehensive income                          (935,908)          (930,035)
Retained earnings                                       22,410,366         20,190,841
                                                      ------------       ------------
                                                        48,413,254         45,997,063
Less treasury stock at cost - 2,199,042
   shares in 1998 and 1,618,378 shares in 1997         (10,639,152)        (6,471,342)
                                                      ------------       ------------
     Total Stockholders' Equity                         37,774,102         39,525,721
                                                      ------------       ------------
     Total Liabilities and Stockholders' Equity       $ 60,233,315       $ 61,021,343
                                                      ============       ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                          Three Months Ended          Six Months Ended
                                               June 30,                    June 30,
                                         --------------------        -------------------
REVENUES                                  1998          1997          1998          1997
                                          ----          ----          ----          ----
 Gross commissions                    $18,114,546   $18,049,150   $35,676,765   $34,272,946
 Investment management fees             1,972,442     1,502,921     3,938,176     3,021,707
 Other                                     42,444        93,123        95,254       260,274
                                      -----------   -----------   -----------   -----------
     Total operating revenues          20,129,432    19,645,194    39,710,195    37,554,927

EXPENSES
Clearing, floor brokerage and
      exchange charges                  2,111,673     2,706,826     4,591,097     5,401,838
 Employee compensation                  5,220,875     5,013,183    10,494,600     9,611,664
 Independent research and services      8,515,479     8,397,505    16,632,676    15,700,853
 Other                                  2,562,405     2,576,712     5,063,754     4,819,550
                                      -----------   -----------   -----------   -----------
     Total expenses                    18,410,432    18,694,226    36,782,127    35,533,905

OPERATING INCOME                        1,719,000       950,968     2,928,068     2,021,022

INVESTMENT INCOME AND OTHER
 Interest, dividends                      453,946       475,459       928,778       919,247
 Gain on investments, other                63,832       181,818       139,890       126,584
                                      -----------   -----------   -----------   -----------
 Net investment income and other          517,778       657,277     1,068,668     1,045,831

 Income before income taxes             2,236,778     1,608,245     3,996,736     3,066,853
 Provision for income taxes             1,007,110       584,198     1,777,211     1,169,051
                                      -----------   -----------   -----------   -----------
 Net income                           $ 1,229,668   $ 1,024,047   $ 2,219,525   $ 1,897,802
                                      ===========   ===========   ===========   ===========
NET INCOME PER SHARE
       Basic                          $       .14   $       .11   $       .24   $       .20
                                      ===========   ===========   ===========   ===========
       Diluted                        $       .13   $       .10   $       .23   $       .19
                                      ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                            8,986,406     9,486,307     9,062,292     9,515,811
                                      ===========   ===========   ===========   ===========
       Diluted                          9,551,433     9,817,814     9,593,195     9,855,974
                                      ===========   ===========   ===========   ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                              1998            1997
                                                                  ----            ----
 Net income                                                  $  2,219,525    $  1,897,802
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                   638,028         569,735
  Foreign currency translation adjustment                          (5,873)        (27,498)
  Issuance of stock options                                        93,840          86,566
Changes in assets and liabilities:
  Securities owned, net                                           625,069          (5,149)
  Receivables from correspondent brokers and dealers           (1,901,240)     (8,305,250)
  Receivables from customers                                      507,276      (2,510,897)
  Investment management fees receivables                         (238,950)        (69,911)
  Payable to customers                                          1,594,703       8,532,536
  Deferred research/services expense                           (1,209,298)       (694,116)
  Other assets                                                   (582,261)       (448,938)
  Payable to brokers and dealers                               (1,152,252)      2,140,156
  Accrued research/services payable                             1,850,055         802,968
  Accrued compensation                                         (2,037,017)       (980,969)
  Accrued expenses                                                209,421        (293,201)
  Other liabilities                                                55,198         693,173
                                                             ------------    ------------
Net cash provided by operations                                   666,224       1,387,007

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations                                   8,935,911       1,657,445
  Investment in limited partnerships, at equity                (5,180,248)        (60,882)
  Investment in securities                                     (7,447,734)        164,861
  Purchases of equipment, furniture and leasehold
     improvements                                                (334,234)       (584,984)
                                                             ------------    ------------
Net cash provided by (used in) investing activities:           (4,026,305)      1,176,440

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                        212,779         209,813
  Treasury stock purchased                                     (4,371,821)       (588,452)
  Issuance of treasury stock                                       99,934          76,417
  Short term bank loan payable                                    493,508            --
                                                             ------------    ------------
Net cash used in financing activities:                         (3,565,600)       (302,222)

  Net increase (decrease) in cash and equivalents              (6,925,681)      2,261,225
  Cash and equivalents beginning of period                     20,468,926      18,307,886
                                                             ------------    ------------

  Cash and equivalents end of period                         $ 13,543,245    $ 20,569,111
                                                             ============    ============
  Supplemental disclosure of cash flow information:
         Interest paid:                                      $     75,440    $    123,255
                                                             ============    ============
         Taxes paid:                                         $  1,601,698    $    987,905
                                                             ============    ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company"), the results of its operations and changes in cash flows for the periods presented. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of operating results for the full year.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1), which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At June 30, 1998, Hoenig's minimum required net capital was $586,000, its net capital ratio was .84 to 1, and its net capital was approximately $10,498,000, which was $9,912,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig) capital requirement was (Y)61,000,000 ($438,000). Hoenig & Company Limited ("Limited"), the Company's United Kingdom brokerage subsidiary, is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at June 30, 1998 was approximately (pounds Sterling) 547,000 ($912,000); it had excess financial resources at such date of approximately (pounds Sterling) 585,000 ($975,000). Hoenig (Far East) Limited ("Far East"), the Company's Hong Kong brokerage subsidiary, is required to maintain liquid capital of the greater of HK$3,000,000 ($387,000) or 5% of the average quarterly total liabilities. Far East's required liquid capital was approximately HK$19,724,000 ($2,546,000) at June 30, 1998, and it had excess liquid capital of approximately HK$15,481,000 ($1,999,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.

         Axe-Houghton Associates, Inc., the Company's asset management subsidiary, is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 0.33% ($43,859) and 17.4% ($635,390) at June 30, 1998. Axe-Houghton does not maintain control of the partnerships for consolidation purposes.

         During the first quarter 1998, the Company modified its cash management program for the purpose of increasing its rate of return on investments. As part of that program, the Company invested in two multi-manager, market neutral limited partnerships. These multi-manager limited partnerships, which are managed by professional money managers, make investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies include relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading.

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

         Each of these investments uses or includes derivative financial instruments for the purpose of reducing exposure to certain investment risks, including interest rate fluctuations. These investments are accounted for at fair market value based upon available market information and valuations received from the managers. Changes in the market value, as well as gains or losses resulting from the termination or maturity of these instruments, are recognized as gains or losses on investments in the period in which they occur. The Company does not hold financial instruments for trading purposes as part of its business operations.

NOTE 5 - STOCKHOLDERS' EQUITY.

         One June 17, 1998, the Company's Board of Directors authorized the management of the Company to repurchase up to an additional one million shares of the Company's Common Stock from time to time in open-market and privately negotiated transactions. As of June 30, 1998, the Company completed the one million-share repurchase program announced in November 1994. The 1994 repurchase program was in addition to the one million shares repurchased in a previous program announced in the fourth quarter 1992. As of June 30, 1998, the Company has repurchased a total of 2,110,712 shares under these three repurchase programs.

         From January 1, 1998 through June 30, 1998, the Company repurchased 635,000 shares of Common Stock at an aggregate cost of $4.4 million. The total cost of the purchases under the repurchase programs and the purchase of shares from the Estate of Ronald H. Hoenig in December 1995 (net of 561,670 shares issued out of Treasury Stock) is $10,639,152.

NOTE 6 - COMPREHENSIVE INCOME.

         The Financial Accounting Standards Board has issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards of reporting of comprehensive income and its components. Comprehensive Income includes gains or losses resulting from the translation of the Company's foreign currency financial statements included in stockholders' equity in the Statements of Financial Condition.

         Comprehensive Income for the periods ended June 30, 1998 and 1997 is as follows:

                                                         1998           1997
                                                         ----           ----
         Net income                                   $2,219,525     $1,897,802

         Other Comprehensive Income:

         Foreign currency translation adjustment         (5,873)       (27,498)
         Tax expense (benefit)                           (2,607)       (10,477)
                                                      ----------     ----------
                                                         (3,266)       (17,021)

         Comprehensive Income                         $2,216,259     $1,880,781
                                                      ==========     ==========

NOTE 7. EARNINGS PER SHARE.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per Share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations of basic and diluted earnings per share:

                                                  Six Months Ended        Three Months Ended
                                                      June 30,                  June 30,
                                                      --------                  --------
                                                 1998         1997         1998         1997
                                                 ----         ----         ----         ----
Net Income available to common stockholders   $2,219,525   $1,897,802   $1,229,668   $1,024,047

     Weighted average shares outstanding       9,062,292    9,515,811    8,986,406    9,486,307

     Effect of dilutive instruments
         Employee stock options                  530,903      340,163      565,027      331,507
                                              ----------   ----------   ----------   ----------

     Total weighted average dilutive shares    9,593,195    9,855,974    9,551,433    9,817,814
                                              ==========   ==========   ==========   ==========

Basic earnings per share                      $      .24   $      .20   $      .14   $      .11
                                              ==========   ==========   ==========   ==========

Diluted earnings per share                    $      .23   $      .19   $      .13   $      .10
                                              ==========   ==========   ==========   ==========

NOTE 8 - CONTINGENCIES.

         In March 1998, Lawrence W. Gallo, a former employee of Hoenig, instituted an arbitration before the NASD Regulation against Hoenig and Fredric
P. Sapirstein, Hoenig's Chairman and Chief Executive Officer. Mr. Gallo principally alleges defendants wrongfully terminated Mr. Gallo's employment in breach of his employment agreement and falsely stated the reason for his termination in a securities regulatory filing on Form U-5. Mr. Gallo is seeking approximately $2.2 million in compensatory damages against each of the defendants, plus punitive damages, liquidated damages, interest, reasonable attorneys' fees and modification of the Form U-5. Hoenig has filed an answer, denying Mr. Gallo's allegations and a counter-claim against Mr. Gallo, seeking damages of not less than $220,000, based on Mr. Gallo's breach of his employment agreement with Hoenig. The Company believes that Hoenig and Mr. Sapirstein have meritorious defenses to the arbitration and intends to vigorously oppose Mr. Gallo's claims and pursue its counter-claim against Mr. Gallo.

NOTE 9 - SUBSEQUENT EVENTS

         The Company has determined that certain fixed assets, which include computer software and other information technology expenses, will be written off beginning in the third quarter 1998. The total amount of the write off will not exceed $375,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to the effects of future growth, cost reduction measures taken in certain international operations, acquisition and expansion plans, plans to address the institution of the European Monetary Unit currency in 1999, plans to address the Year 2000 issue and other technology issues, the Company's investment activities and its current equity capital levels. Actual results might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, declines in stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, the Company's ability to recruit and retain key employees, changes in U.S. and foreign securities laws and regulations, particularly regarding Independent Research and Directed Brokerage Arrangements, trading and investment activities, litigation and other factors discussed throughout this report and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


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

The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on all of the world's major stock exchanges, acting primarily as agent for its customers, and also executes trades in U.S. fixed income securities on an agency and riskless principal basis. The Company earns commissions in connection with four types of brokerage services: commissions received in connection with providing independent research and other services to investment managers ("Independent Research Arrangements"), commissions received in exchange for paying expenses of, or commission refunds to, the customer ("Directed Brokerage Arrangements"), commissions received in connection with providing the Company's proprietary research ("Proprietary Research"); and commissions received for execution-only services ("Execution - Only Brokerage"). The Company's profit margin on Execution-Only Brokerage and Proprietary Research is higher than that on Independent Research Arrangements and Directed Brokerage Arrangements because the Company does not incur direct expenses for research and other services in connection with such activities.

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

         The Company's second largest source of revenues is investment management fees earned by Axe-Houghton in connection with the provision of asset management services to institutional clients. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company. At June 30, 1998, Axe-Houghton had $4.4 billion in assets under management, of which approximately $491.1 million represented a temporary assignment.

         Growth in assets under management is affected by numerous factors, including the ability to attract new clients, investment performance results, the number and variety of investment disciplines offered and capacity limitations of such disciplines, the market performance of particular investment disciplines, such as small capitalization growth equities, as well as the performance of the securities markets generally. The market performance of small capitalization growth equities, as measured by market indices, has declined approximately 11% since June 30, 1998. As a result, the Company's small capitalization growth equities under management were $632 million as of August 12, 1998. Continued declines in the performance of small capitalization growth equities may adversely affect the Company's assets under management and related revenues and income.

         Axe-Houghton is negotiating new employment arrangements with two employees whose employment contracts expired on April 8, 1998. While the Company anticipates that these negotiations will result in mutually satisfactory employment arrangements with these individuals, no assurances can be given as to when or how the negotiations will conclude. The financial results of Axe-Houghton could be adversely affected if such negotiations are not successfully resolved.

         With respect to its asset management and securities brokerage businesses, the Company continues to evaluate opportunities to increase distribution capabilities, expand its client base and supplement its product line through acquisitions, strategic alliances and the hiring of additional personnel.


THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997.

         The Company's operating income before income taxes for the three months ended June 30, 1998 increased 80.8% to $1,719,000, versus $950,968 in 1997. The increase in operating income is primarily attributable to an increase in operating income from U.S. brokerage and asset management operations and a reduction in overall expenses for the quarter, offset in part by operating losses from international brokerage operations (United Kingdom, Hong Kong and Japan). The Company's net income for the three-months ended June 30, 1998 increased 20.1% to $1,229,668 versus $1,024,047 in 1997. Net income increased at a lower rate than pre-tax and operating income, due to a higher tax rate in 1998. The higher tax rate results from an increase in operating and pre-tax income of the U.S. operations, which is taxed at a higher rate, as well as a decrease in income derived from the Company's brokerage operation in Hong Kong, which is taxed at a lower rate than the U.S. tax rates.

         Operating revenues increased 2.5% to $20.1 million for three months ended June 30, 1998 from $19.6 million for the three months ended June 30, 1997. Commission revenues remained at approximately $18.1 million for the three months ended June 30, 1998 as compared to the same period in 1997. During the second quarter 1998, commission revenues earned in U.S. equity markets increased, which was offset by a decrease in commission revenues earned by the Company's international operations, particularly the Company's operations in Hong Kong and Japan ("Asian Brokerage"). As a result, commission revenues derived from international operations represented 19.4% of the Company's total commissions during the second quarter 1998 as compared to 35.1% for the same period in 1997.

         Operating revenues derived from the Company's U.S. brokerage operations for the second quarter ended June 30, 1998 increased 24.1% as compared to the same period in 1997, resulting in a 75.5% increase in operating income as compared to the second quarter ended June 30, 1997. This increase in operating income also reflects a decrease in execution and settlement costs, as a percentage of commission revenues.


         Operating revenues and operating income derived from international brokerage operations continued to decline during the second quarter ended June 30, 1998 as compared to the same period in 1997. Operating revenues derived from the Company's Asian Brokerage operations decreased 59.9% during the three months ended June 30, 1998 as compared to the same period in 1997, resulting from continued volatility and reduced trading volumes in Japan and Southeast Asia. Asian Brokerage operations incurred operating losses of $0.2 million during the second quarter ended June 30, 1998 as compared with operating income of $0.1 million for the same period in 1997. These losses resulted primarily from a 83.1% decrease in operating income earned by the Company's Hong Kong operation in the second quarter 1998 as compared to the second quarter 1997 and continued operating losses in Japan. The losses in Japan have remained unchanged as a result of cost reduction measures taken at the end of 1997 and during the first quarter 1998. Continued declines in commission revenues in Japan and Southeast Asia would result in additional operating losses by the Company's Asian Brokerage operations. The Company continues to explore various means of addressing operating losses in Japan.

         Investment management fee revenues increased 31.2% to $2.0 million for the three months ended June 30, 1998, from $1.5 million in 1997. This increase in investment management fees reflects an increase in small capitalization growth equities assets under management which are managed at the Company's highest fee rates. Assets managed in small capitalization growth equities increased 41.1% to $715.7 million as of June 30, 1998 from $507.2 million as of June 30, 1997. Total assets under management increased 14.3% to $4.4 billion as of June 30, 1998, as compared to $3.8 billion as of June 30, 1997. These increases in small capitalization growth equity assets and total assets under management primarily resulted from the receipt of additional assets to manage from existing and new clients.

         Expenses related to independent research and other services provided to the Company's brokerage clients during the second quarter 1998, including commission refunds, increased 1.4% to $8.5 million from $8.4 million for the same period in 1997. These expenses were 47.0% of commission revenues for the quarter ended June 30, 1998 as compared to 46.5% for the corresponding period in 1997.

         Clearing, floor brokerage and exchange charges decreased 22.0% to $2.1 million during the second quarter 1998 from $2.7 million in 1997. These expenses represented 11.7% of commissions in the second quarter 1998 and 15.0% of commissions in the second quarter 1997. The decrease in these expenses as a percentage of commissions is primarily due to: (1) an increase in the percentage of commissions earned in U.S. equity markets, where such expenses are charged at lower rates than comparable trades in certain Asian markets; (2) a reduction in the costs of execution and settlement of U.S. equity transactions; and (3) a decrease in the percentage of commissions earned on transactions executed in certain Southeast Asian markets where execution and settlement costs are higher, coupled with an increase in the percentage of commissions earned on transactions executed in the Hong Kong market, which cost less to execute and settle.

         Employee compensation increased 4.1% to $5.2 million in the second quarter 1998 from $5.0 million during the same period in 1997. This resulted primarily from an increase in reserves for discretionary and performance-based compensation during the three months ended June 30, 1998.

         All other expenses remained at $2.6 million in the second quarter 1998 as compared to the same period in 1997. This resulted from an increase in expenses related to market data, communication depreciation and amortization, offset by a decrease in travel and entertainment expenses for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997.

         The Company's operating income before income taxes for the six months ended June 30, 1998 increased 44.9% to $2,928,068, versus $2,021,022 in 1997.
The increase in operating income is primarily attributable to an increase in operating income from U.S. brokerage and investment management operations, offset in part by operating losses from international brokerage operations. The Company's net income for the six months ended June 30, 1998 increased 17.0% to $2,219,525, versus $1,897,802 in 1997. Net income increased at a lower rate than pre-tax and operating income due to a higher tax rate in 1998. The higher tax rate was a result of an increase in operating and pre-tax income from the U.S. operations, which is taxed at a higher rate, as well as a decrease in income derived from the Company's operation in Hong Kong, which is taxed at a lower rate than U.S. tax rates.

         Operating revenues increased 5.7% to $39.7 million for the six months ended June 30, 1998 from $37.6 million for the six months ended June 30, 1997. Commission revenues increased 4.1% to $35.7 million for the six months ended June 30, 1998 from $34.3 million for the same period in 1997. This increase, most of which occurred in the first quarter, resulted primarily from an increase in commission revenues earned by the Company's U.S. brokerage operations, offset in part by a decrease in commission revenues earned by the Company's international brokerage operations, particularly Asian Brokerage operations. Commission revenues derived from international operations represented 21.8% of the Company's total commissions during the six months ended June 30, 1998 as compared to 34.9% for the same period in 1997.

         Operating revenues derived from the Company's U.S. brokerage operations for the six months ended June 30, 1998 increased 24.1% as compared to the same period in 1997. Operating income derived from the Company's U.S. brokerage operations during the six months ended June 30, 1998 increased 52.1% as compared to the same period in 1997 due to an increase in commission revenues and a decrease in execution and settlement costs, as a percentage of commission revenues.

         Operating revenues and operating income from international brokerage operations declined during the six months ended June 30, 1998, resulting in operating losses. Operating revenues derived from the Company's Asian Brokerage operations decreased 50% during the six months ended June 30, 1998 as compared to the same period in 1997, resulting from continued volatility and reduced trading volumes in Japan and Southeast Asia. Asian Brokerage operations incurred operating losses of $0.35 million for the six months ended June 30, 1998 as compared to operating income of $0.26 million for the same period in 1997. These losses resulted from a 66.9% decrease in operating income in Hong Kong, most of which occurred during the second quarter 1998, and continued operating losses in Japan.

         Investment management fees increased 30.3% to $3.9 million for the six months ended June 30, 1998, from $3.0 million in 1997. This increase in investment management fees reflects an increase in small capitalization growth equities assets. Assets managed in small capitalization growth equities increased 41.1% to $715.7 million as of June 30, 1998 from $507.2 million as of June 30, 1997. During the six months ended June 30, 1998, assets managed in small capitalization growth equities have increased due to the receipt of additional assets under management and market appreciation, offset by decreases in the investment performance of small capitalization growth equities during the second quarter. Total assets under management increased 14.3% to $4.4 billion as of June 30, 1998, as compared with $3.8 billion as of June 30,1997.

         Expenses related to research and other services provided to the Company's brokerage clients during the six months ended June 30, 1998 increased 5.9% to $16.6 million from $15.7 million for the same period in 1997. These expenses were 46.6% of commission revenues for the six months ended June 30, 1998 as compared to 45.8% for the corresponding period in 1997. These expenses increased at a higher rate than commission revenues primarily due to the timing of research expenses incurred relative to the receipt of commissions during the first quarter 1998.

         Clearing, floor brokerage and exchange charges decreased 15.0% to $4.6 million during the six months ended June 30, 1998 from $5.4 million in 1997. These expenses represented 12.9% of commissions earned during the six months ended June 30, 1998 and 15.8% of commissions earned during the same period in 1997. The decrease in these expenses as a percentage of commissions is primarily due to: (1) an increase in the percentage of commissions earned on U.S. equity transactions, where such expenses are charged at lower rates than comparable trades executed in certain Asian markets; (2) a reduction in the costs of execution and settlement of U.S. equity transactions; and (3) a decrease in the percentage of commissions earned on transactions executed in certain Southeast Asian markets where execution and settlement costs are higher, coupled with an increase in the percentage of Asian Brokerage commission revenues earned on transactions executed in the Hong Kong market, which cost less to execute and settle than comparable trades in other Asian markets.

         Employee compensation increased 9.2% to $10.5 million in 1998 from $9.6 million in 1997. This resulted primarily from an increase in reserves for discretionary and performance-based compensation throughout the six-month period, as well as an increase in the base compensation of personnel which took effect in the first quarter 1998.

         All other expenses increased 5.1% to $5.1 million in the six months ended June 30, 1998, compared to $4.8 million in 1997. This resulted primarily from an increase in expenses related to market data, communications, depreciation and amortization incurred during the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had cash, U.S. Government obligations, net accounts receivable and other investments of $44.9 million. All receivables from correspondent brokers and dealers are fully collectible, and no provision for uncollectibles is required.

         The Company modified its cash management program during the first quarter 1998 to increase its rate of return on investments. The Company invested a portion of funds previously held as cash and equivalents, U.S. government obligations and corporate bonds in investments which include limited partnership interests in two multi-manager, market neutral limited partnerships; a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions; and a bank-sponsored, flexible, market-linked deposit account which maintains investments in U.S. and foreign equity indices, floating rate deposits, baskets of European equity securities and a U.S. Treasury zero coupon bond. Each of these investments is managed by professional money managers. The flexible market-linked deposit is not federally insured; however, the sponsoring bank has agreed to protect 100% of the Company's principal investment, less the bank's management fee, if the deposit is maintained for one year. These investments generally are not transferable and are less liquid than investments in U.S. government obligations and corporate bonds. These investments have not had a material effect on the Company's liquidity or results of operations.

         During the six months ended June 30, 1998, the Company repurchased 635,000 shares of Common Stock, at a total cost of $4.4 million, under previously announced stock repurchase programs. These repurchases have not had a material effect on the Company's liquidity or results of operations.

         The Company has determined that certain fixed assets, which include computer software and other information technology expenses, will be written off beginning in the third quarter 1998. The total amount of the write off will not exceed $375,000.

         The Company believes that its current capital resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future operating needs. The Company continues to explore opportunities to expand existing businesses and to acquire new businesses, which could potentially have an impact on liquidity and capital resources.


YEAR 2000 AND EUROPEAN MONETARY UNIT ("EMU")

         The Year 2000 issue ("Y2K Issue") is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year. The Y2K Issue affects the Company's information technology systems (i.e., computer systems, network elements and software applications) as well as other business systems that have time-sensitive programs or microprocessors that may not properly reflect or recognize the year 2000 ("non-IT systems"). The failure to reflect or recognize dates after 1999 could cause the Company's information technology and non-IT systems to fail or cause errors which would lead to disruptions in operations or increased costs.

         Like many financial services companies, the Company is heavily reliant upon the third-parties for many of its information technology and non-IT systems that are essential to the Company's ability to perform its day-to-day operations. As a result, the Company's operations and financial results may be adversely affected in the event that third-parties do not adequately address the Y2K Issue.

         The Company has developed a five-phase program for addressing the Y2K Issue, which consists of the following:

         o Phase I is defining the Y2K Issue and what constitutes Y2K compliance and educating Company personnel about the Y2K Issue.

         o Phase II is identifying those systems which may be affected by the Y2K Issue.

         o Phase III is the development of action plans to address the Y2K Issue for identified systems.

         o Phase IV is the testing of the action plans intended to resolve the Y2K Issue.

         o    Phase V is the implementation of the action plans.

         The Company has completed Phase I of its program, has completed Phase II with respect to internal information technology systems and is in the process of identifying external (or third-party) information technology and non-IT systems which may be affected by the Y2K Issue. The Company has identified a number of internal systems as being Y2K compliant. With respect to internal information technology systems that are not yet Y2K compliant, the Company has begun Phase III of the program and is in the process of developing action plans to remediate any Y2K problems through upgrades, corrections or replacements. Phases III and IV also involves developing contingency plans to address non-compliant systems. The Company will address the need for contingency plans once it completes its assessment of systems likely to be affected by the Y2K Issue.

         With respect to external systems, the Company has solicited information and assurances from third-party service providers, customers and suppliers and is in the process of collecting and evaluating responses. Most of the Company's external service providers and suppliers have indicated that they will issue upgrades or replacement products that will be Y2K compliant during the fourth quarter 1998. The Company anticipates that it will complete Phases II and III of its program with respect to all information technology and non-IT systems by the end of 1998 and will complete Phases IV and V by the end of 1999. The Company has hired a consulting firm to assist Company personnel in effecting the Company's Y2K program.

         Based on current information, the Company believes that it will spend approximately $300,000 to complete the five-phase Y2K program and address the Y2K Issue, which includes the costs of software replacements and corrections, additional hardware and hardware upgrades and consulting fees. The Company does not expect these costs to be material to its financial position, results of operations or cash flows in a given year. The Company will expense Y2K costs as they are incurred.

         The costs of addressing the Y2K Issue are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the availability of cost-effective alternatives or replacements for third-party products and services which are not expected to be Y2K compliant, and similar uncertainties.

         The Company's information technology and non-IT systems are also being reviewed to determine what modifications will be necessary to accommodate the upcoming EMU. The EMU is scheduled to begin on January 1, 1999. Costs associated with the modifications necessary to prepare for the EMU are not anticipated to be material to the Company's financial position, results of operations or cash flows in a given year and will be expensed as incurred.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The description of legal proceedings required by this Item is hereby incorporated by reference to Note 8 of Notes of Unaudited Consolidated Financial Statements included herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual meeting of Stockholders held on May 21, 1998, Messrs. Alan B. Herzog, Robert Spiegel and Martin F.C. Emmett, who were nominated by the Board of Directors, were elected to serve as Class I Directors of the Company, each for a three-year term. Messrs. Fredric P. Sapirstein, Robert L. Cooney and Max H. Levine and Ms. Kathryn L. Hoenig continue to serve as directors after such Meeting. The results of the election were as follows: Herzog: Voted For - 7,756,333, Withhold - 70,200, Broker Non-Votes - 0; Spiegel: Voted For
         - 7,756,333, Withhold - 70,200, Broker Non-Votes - 0; Emmett: Voted For - 7,751,333, Withhold - 75,200, Broker Non-Votes - 0.

ITEM 5.  OTHER INFORMATION

         The Securities and Exchange Commission (the "SEC") recently amended its proxy rules to provide that a registrant, such as the Company, may specify, in its proxy statement or form of proxy for its annual meeting of stockholders, that proxies solicited by the registrant will confer authority to vote with regard to matters that may be raised at the meeting, including matters to be raised by stockholders that were not properly submitted to the registrant as shareholder proposals in accordance with SEC Rule 14a-8, if the registrant did not receive notice of such matters at least 45 days before the date on which the registrant first mailed its proxy materials for the prior year. The Company first mailed its proxy materials for its 1998 Annual Meeting of Stockholders on April 17, 1998. Under the SEC's amended proxy rules, the 45-day deadline for notice to the Company of non-Rule 14a-8 matters to be raised at the Company's 1999 Annual Meeting of Stockholders is March 3, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              27.1   Financial Data Schedule.
              27.2   Restated Financial Data Schedule.

         (B)  REPORTS ON FORM 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Hoenig Group Inc.


Date: August 14, 1998                       By: /s/ Fredric P. Sapirstein
                                                -------------------------
                                                Fredric P. Sapirstein,
                                                Chairman and Chief
                                                Executive Officer



Date: August 14, 1998                       By: /s/ Alan B. Herzog
                                                ------------------
                                                Alan B. Herzog,
                                                Chief Operating Officer and
                                                Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------

   27.1            Financial Data Schedule

   27.2            Restated Financial Data Schedule