Form 10-Q
period 1998-09-30
HOENIG GROUP INC
filed 1998-11-13
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             -------------------------------------------------------

For Quarter Ended:     Commission File Number:  000-19619
September 30, 1998

                                HOENIG GROUP INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-3625520
----------------------------------                   ------------------------
  (State or other jurisdiction                      (I.R.S. Employer I.D. No.)
of incorporation or organization)


4 International Drive
Rye Brook, NY                                                10573
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

Yes [X]  No [ ]

As of November 14, 1998, there were 8,530,309 shares of common stock, par value $.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX
                                                                          Page

PART I - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

                 Consolidated Statements of Financial Condition -
                 September 30, 1998 and December  31, 1997                 1

                 Consolidated Statements of Income - Three and
                 Nine Months Ended September 30, 1998 and 1997             2

                 Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1998 and 1997             3

                 Notes to Unaudited Consolidated Financial Statements      4-6

        ITEM 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations        7-13


PART II - OTHER INFORMATION

        ITEM 1.       Legal Proceedings                                   14

        ITEM 6.   Exhibits and Reports on Form 8-K                        14


        Signatures                                                        15

        Exhibit Index                                                     16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                            September 30, 1998        December 31, 1997
                                                            ------------------        -----------------
ASSETS
Cash and equivalents                                               $16,771,346              $20,468,926
U.S. Government obligations, at market value                         9,916,377               17,754,737
Receivables from correspondent brokers and dealers                  10,266,853                6,837,648
Receivables from customers                                           1,162,160                4,031,489
Equipment, furniture and leasehold improvements
 - net of accumulated depreciation and amortization                  1,836,579                2,207,121
Securities owned, at market value                                    9,461,514                2,065,399
Exchange memberships - at cost                                       1,321,235                1,321,235
Investment management fees receivable                                1,260,629                1,297,684
Deferred research/services expense                                   2,053,160                1,070,079
Investment in limited partnerships, at equity                        5,156,687                  633,858
Other assets                                                         3,554,481                3,333,167
                                                                  ------------              -----------
     Total Assets                                                  $62,761,021              $61,021,343
                                                                   ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                  $11,404,102              $ 8,341,475
Accrued compensation                                                 5,813,721                5,701,392
Payable to brokers and dealers                                       1,562,661                4,579,680
Payable to customers                                                 3,006,379                  902,914
Accrued expenses                                                     1,156,121                  728,726
Securities sold, but not yet purchased, at market value                662,850                   85,125
Short-term bank loan payable                                            29,097                        -
Other liabilities                                                    1,056,001                1,156,310
                                                                     ---------               ----------
     Total Liabilities                                              24,690,932               21,495,622
                                                                    ----------               ----------

STOCKHOLDERS' EQUITY
Common stock $.01 par value per share
    Voting-authorized 40,000,000 shares, issued
    10,838,850 in 1998 and 10,809,750 in 1997                          108,389                  108,098
Additional paid in capital                                          26,900,933               26,628,159
Accumulated comprehensive income                                      (888,232)                (930,035)
Retained earnings                                                   23,485,117               20,190,841
                                                                    ----------               ----------
                                                                    49,606,207               45,997,063
Less treasury stock at cost - 2,313,541
   shares in 1998 and 1,618,378 shares in 1997                     (11,536,118)              (6,471,342)
                                                                  ------------              -----------
     Total Stockholders' Equity                                     38,070,089               39,525,721
                                                                    ----------               ----------
     Total Liabilities and Stockholders' Equity                    $62,761,021              $61,021,343
                                                                   ===========              ===========


            See Notes to Unaudited Consolidated Financial Statements

                               HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended                            Nine Months Ended
                                                         September 30,                                 September 30,
                                               --------------------------------         ---------------------------------------
Revenues                                           1998                 1997                   1998                     1997
                                                   ----                 ----                   ----                     ----
 Gross commissions                             $19,803,593          $16,398,169            $55,480,358              $50,671,115
 Investment management fees                      1,789,006            1,750,076              5,727,181                4,771,783
 Other                                              27,720               68,556                122,975                  328,830
                                               -----------          -----------         --------------             ------------
     Total operating revenues                   21,620,319           18,216,801             61,330,514               55,771,728

Expenses
Clearing, floor brokerage and
      exchange charges                           2,524,795            2,485,943              7,115,892                7,887,781
 Employee compensation                           5,633,220            5,058,752             16,127,820               14,670,416
 Independent research and services               8,003,410            7,478,163             24,636,086               23,179,016
 Other                                           2,922,558            2,696,110              7,986,312                7,515,660
                                               -----------            ---------           ------------               ----------
     Total expenses                             19,083,983           17,718,968             55,866,110               53,252,873

Operating Income                                 2,536,336              497,833              5,464,404                2,518,855

Investment Income and Other
 Interest, dividends                               424,643              500,533              1,353,422                1,419,780
 Gain (loss) on investments, other                (907,758)              63,407              (767,869)                  189,991
                                               -----------            ---------              ---------                ---------
 Net investment income (loss) and other           (483,115)             563,940                585,553                1,609,771

 Income before income taxes                      2,053,221            1,061,773              6,049,957                4,128,626
 Provision for income taxes                        978,470              417,005              2,755,681                1,586,056
                                               -----------           ----------            -----------               ----------
 Net income                                     $1,074,751           $  644,768             $3,294,276               $2,542,570
                                               ===========           ==========             ==========               ==========

Net income per share
       Basic                                   $       .13           $      .07             $      .37               $      .27
                                               ===========           ==========             ==========               ==========
       Diluted                                 $       .12           $      .07             %      .35               $      .26
                                               ===========           ==========             ==========               ==========

Weighted average shares outstanding
       Basic                                     8,572,743            9,342,978              8,897,316                9,457,567
                                               ===========            =========              =========                =========
       Diluted                                   9,165,260            9,749,853              9,448,538                9,810,778
                                               ===========            =========              =========                =========

            See Notes to Unaudited Consolidated Financial Statements

                                HOENIG GROUP INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES                                 1998                1997
                                                                     ----                ----
 Net income                                                       $3,294,276          $2,542,570
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                      978,366             858,406
  Loss on write-off of fixed assets                                  193,210                  -
Foreign currency translation adjustment                               41,800             (93,871)
  Issuance of stock options                                          139,407             138,323
Changes in assets and liabilities:
  Securities owned, net                                              843,208              12,766
  Receivables from correspondent brokers and dealers             (3,429,205)          (6,942,579)
  Receivables from customers                                       2,869,329            (874,717)
  Investment management fees receivables                              37,055            (283,079)
  Payable to customers                                             2,103,465           7,796,862
  Deferred research/services expense                               (983,081)            (434,133)
  Other assets                                                     (528,018)            (374,101)
  Payable to brokers and dealers                                 (3,017,019)             814,165
  Accrued research/services payable                                3,062,627             843,012
  Accrued compensation                                               112,329             225,594
  Accrued expenses                                                   427,395             (99,733)
  Other liabilities                                                (100,309)             554,550
                                                                ------------        ------------
Net cash provided by operations                                    6,044,835           4,684,035

CASH FLOWS FROM INVESTING ACTIVITIES:
  U.S. Government obligations                                      7,838,360            (483,246)
  Investment in limited partnerships, at equity                  (4,522,829)            (130,610)
  Investment in securities                                       (7,661,598)             148,239
  Purchases of equipment, furniture and leasehold
     improvements                                                  (494,330)            (842,530)
                                                                ------------        ------------
Net cash (used in) investing activities:                         (4,840,397)          (1,308,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                           212,779             153,978
  Treasury stock purchased                                       (5,346,416)          (1,593,533)
  Issuance of treasury stock                                         202,522                   -
  Short term bank loan payable                                        29,097                   -
                                                                ------------        ------------
Net cash (used in) financing activities:                         (4,902,018)          (1,439,555)

  Net increase (decrease) in cash and equivalents                (3,697,580)           1,936,333
  Cash and equivalents beginning of period                        20,468,926          18,307,886
                                                                ------------          ----------

  Cash and equivalents end of period                             $16,771,346         $20,244,219
                                                                ============         ===========
  Supplemental disclosure of cash flow information:
         Interest paid:                                         $     90,190        $    146,873
                                                                ============        ============
         Taxes paid:                                            $  2,532,796        $  1,357,275
                                                                ============        ============

           See Notes to Unaudited Consolidated Financial Statements

                                HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company"), the results of its operations and changes in cash flows for the periods presented. The interim consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of operating results for the full year.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

         Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1), which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At September 30, 1998, Hoenig's minimum required net capital was $688,000, its net capital ratio was .77 to 1, and its net capital was approximately $13,311,000, which was $12,623,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig) capital requirement was (Y)55,000,000 ($402,000). Hoenig & Company Limited ("Limited"), the Company's United Kingdom brokerage subsidiary, is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at September 30, 1998 was approximately (pound)509,000 ($865,000); it had excess financial resources at such date of approximately (pound)568,000 ($965,000). Hoenig (Far East) Limited ("Far East"), the Company's Hong Kong brokerage subsidiary, is required to maintain liquid capital of the greater of HK$3,000,000 ($387,000) or 5% of the average quarterly total liabilities. Far East's required liquid capital was approximately HK$16,149,000 ($2,085,000) at September 30, 1998, and it had excess liquid capital of approximately HK$20,263,000 ($2,616,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.

         Axe-Houghton Associates, Inc. ("Axe-Houghton"), the Company's asset management subsidiary, is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 0.34% ($31,916) and 18.56% ($541,675) at September 30, 1998.
Axe-Houghton does not maintain control of the partnerships for consolidation purposes.

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

NOTE 4 - FINANCIAL INSTRUMENTS.

         As part of its modified cash management program, the Company invested in a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions and a bank-sponsored, flexible, market-linked deposit which maintains investments in U.S. and foreign equity indices, floating rate deposits, baskets of European equity securities and a U.S. Treasury zero coupon bond.

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

NOTE 5 - STOCKHOLDERS' EQUITY.

         On June 17, 1998, the Company's Board of Directors authorized the management of the Company to repurchase up to an additional one million shares of the Company's Common Stock from time to time in open-market and privately negotiated transactions. As of June 30, 1998, the Company completed the one million-share repurchase program announced in November 1994. The 1994 repurchase program was in addition to the one million shares repurchased in a previous program announced in the fourth quarter 1992. As of September 30, 1998, the Company has repurchased a total of 2,248,212 shares under these three repurchase programs.

         From January 1, 1998 through September 30, 1998, the Company repurchased 772,500 shares of Common Stock at an aggregate cost of $5.3 million. The total cost of the purchases under the repurchase programs and the purchase of shares from the Estate of Ronald H. Hoenig in December 1995 (net of 584,671 shares issued out of Treasury Stock) is $11,536,118.

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

         Comprehensive Income for the periods ended September 30, 1998 and 1997 is as follows:

                                                1998            1997
                                                ----            ----
 Net income                                 $3,294,276       $2,542,570

 Other Comprehensive Income:

 Foreign currency translation adjustment        41,803         (93,871)
 Tax expense (benefit)                          19,037         (36,056)
                                            ----------       ----------
                                                22,766         (57,815)

 Comprehensive Income                       $3,317,042       $2,484,755
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

The following table presents the computations of basic and diluted earnings per share for the periods indicated:

                                                       Nine Months Ended               Three Months Ended
                                                         September 30,                    September 30,
                                                -----------------------------      ---------------------------
                                                   1998               1997           1998              1997
                                                   ----               ----           ----              ----
Net Income available to common stockholders     $3,294,276         $2,542,570      $1,074,751       $  644,768

     Weighted average shares outstanding         8,897,316          9,457,567       8,572,743        9,342,978

     Effect of dilutive instruments
         Employee stock options                    551,222            353,211         592,517          406,875
                                                   -------          ---------      ----------       ----------

     Total weighted average diluted shares       9,448,538          9,810,778       9,165,260        9,749,853
                                                ==========         ==========      ==========       ==========

Basic earnings per share                        $      .37         $      .27      $      .13       $      .07
                                                ==========         ==========      ==========       ==========

Diluted earnings per share                      $      .35         $      .26      $      .12       $      .07
                                                ==========         ==========      ==========       ==========


NOTE 8- CONTINGENCIES.

         In March 1998, Lawrence W. Gallo, a former employee of Hoenig, instituted an arbitration before NASD Regulation against Hoenig and Fredric P. Sapirstein, Hoenig's Chairman and Chief Executive Officer. Mr. Gallo principally alleges defendants wrongfully terminated Mr. Gallo's employment in breach of his employment agreement and falsely stated the reason for his termination in a securities regulatory filing on Form U-5. Mr. Gallo is seeking approximately $2.2 million in compensatory damages against each of the defendants, plus punitive damages, liquidated damages, interest, reasonable attorneys' fees and modification of the Form U-5. Hoenig has filed an answer, denying Mr. Gallo's allegations, and a counter-claim against Mr. Gallo, seeking damages of not less than $220,000, based on Mr. Gallo's breach of his employment agreement with Hoenig. The Company believes that Hoenig and Mr. Sapirstein have meritorious defenses to the arbitration, and Hoenig intends to vigorously oppose Mr. Gallo's claims and pursue its counter-claim against Mr. Gallo.

NOTE 9 - SUBSEQUENT EVENTS.

         On October 8, 1998, the Company entered into new employment arrangements with two employees of Hoenig, which are effective January 1, 1999. Minimum aggregate annual compensation to be paid under these arrangements is $825,000. These arrangements provide for increased variable, performance-based compensation, which, assuming current levels of activity, will result in increased compensation expense as compared to prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to the effects of future growth, measures taken to address operating losses in certain international operations, acquisition and expansion plans, plans to address the institution of the Euro in 1999, plans to address the Year 2000 issue and other technology issues, the Company's investment activities and its current equity capital levels. Actual results might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, declines in stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, the Company's ability to recruit and retain key employees, changes in U.S. and foreign securities laws and regulations, particularly regarding Independent Research and Directed Brokerage Arrangements, trading and investment activities, litigation and other factors discussed throughout this report and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


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

         The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on all of the world's major stock exchanges, acting primarily as agent for its customers, and also executes trades in U.S. fixed income securities on an agency and riskless principal basis. The Company earns commissions in connection with four types of brokerage services: commissions received in connection with providing independent research and other services to investment managers ("Independent Research Arrangements"); commissions received in exchange for paying expenses of, or commission refunds to, the customer ("Directed Brokerage Arrangements"); commissions received in connection with providing the Company's proprietary research ("Proprietary Research"); and commissions received for execution-only services ("Execution - Only Brokerage"). The Company's profit margin on Execution-Only Brokerage and Proprietary Research is higher than that on Independent Research Arrangements and Directed Brokerage Arrangements because the Company does not incur direct expenses for research and other services in connection with such activities.

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

         The Company's second largest source of revenues is investment management fees earned by Axe-Houghton in connection with the provision of asset management services to institutional clients. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company. At September 30, 1998, Axe-Houghton had $3.9 billion in assets under management, of which approximately $507.3 million represented a temporary assignment.

         Growth in assets under management is affected by numerous factors, including the ability to attract new clients, investment performance results, the number and variety of investment disciplines offered, as well as the performance of the securities markets generally. Declines in the performance of small capitalization growth equities may adversely affect the Company's assets under management and related revenues and income.

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

         The Company has entered into new employment arrangements with an executive officer and another employee of Hoenig which take effect in 1999. These new arrangements provide for increased variable, performance-based compensation which, assuming current levels of activity, will result in increased compensation expense as compared to prior periods.

         With respect to its asset management and securities brokerage businesses, the Company continues to evaluate opportunities to increase distribution capabilities, expand its client base and supplement its product line through acquisitions, strategic alliances and the hiring of additional personnel.


THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997.

         The Company's operating income before income taxes for the three months ended September 30, 1998 increased 409.5% to $2.5 million, versus $0.5 million in 1997. The increase in operating income is primarily attributable to an increase in operating income from the U.S. brokerage operations, offset in part by continued operating losses from international brokerage operations (United Kingdom, Hong Kong and Japan). The Company's net income for the three-months ended September 30, 1998 increased 66.7% to $1.1 million, versus $0.6 million in 1997. Net income increased at a lower rate than pre-tax and operating income due to net investment losses, as well as a higher tax rate in 1998. The higher tax rate results from an increase in operating and pre-tax income from the U.S. operations, which are taxed at a higher rate, as well as a decrease in income derived from the Company's brokerage operation in Hong Kong, which is taxed at a lower rate than the U.S. tax rates.

         Operating revenues increased 18.7% to $21.6 million for three months ended September 30, 1998 from $18.2 million for the three months ended September 30, 1997. Commission revenues increased 20.8% to $19.8 million from $16.4 million for the same period in 1997. During the third quarter 1998, commission revenues earned in U.S. equity markets increased, which was offset by a decrease in commission revenues earned by the Company's international operations, particularly the Company's operations in Hong Kong and Japan ("Asian Brokerage"). As a result, commission revenues derived from international brokerage operations represented 18.0% of the Company's total commissions during the third quarter 1998 as compared to 34.5% for the same period in 1997.

         Operating revenues derived from the Company's U.S. brokerage operations for the third quarter ended September 30, 1998 increased 50.4% as compared to the same period in 1997, resulting in a 316.1% increase in operating income derived from U.S. brokerage operations as compared to the third quarter ended September 30, 1997. This increase in operating income also reflects a decrease in execution and settlement costs and in expenses associated with independent research and other services, each as a percentage of commission revenues.

         Operating revenues derived from international brokerage operations continued to decline during the third quarter ended September 30, 1998 as compared to the same period in 1997. Operating revenues derived from the Company's Asian Brokerage operations decreased 49.6% during the three months ended September 30, 1998 as compared to the same period in 1997, resulting from continued market volatility and reduced trading volumes in Japan and Southeast Asia. Despite the reduction in operating revenues, international brokerage operating losses remained at

$0.2 million in both 1998 and 1997 as a result of cost reduction measures taken with respect to Asian Brokerage operations within the last year. These losses resulted from a 63.8% decrease in operating income earned by the Company's Hong Kong operation in the third quarter 1998 as compared to the third quarter 1997 and continued operating losses in Japan. Continued declines in commission revenues in Japan and Southeast Asia would result in additional operating losses by the Company's Asian Brokerage operations. The Company continues to explore various means of addressing operating losses in Japan.

         Investment management fee revenues remained at $1.8 million for the three months ended September 30, 1998 as compared to the same period in 1997. Assets managed in small capitalization growth equities decreased 19.8% to $516.0 million as of September 30, 1998 from $643.0 million as of September 30, 1997 as a result of market declines in small capitalization growth equities. Total assets under management decreased to $3.9 billion as of September 30, 1998 as compared to $ 4.0 billion as of September 30, 1997. The decrease in assets under management for the quarter ended September 30, 1998 was attributable to significant declines in the global financial markets during the third quarter which resulted in a decline in investment performance for the three-month period ended September 30, 1998. During the third quarter, total assets under management decreased 11.2% from June 30, 1998. Assets managed in small capitalization growth equities decreased 27.9% from the prior quarter. The effect on revenues of these declines, particularly with respect to small capitalization growth equities, will be seen in future periods, as the majority of Axe-Houghton's clients are billed in advance based on assets under management as of the end of the prior quarter.

         Expenses related to independent research and other services provided to the Company's brokerage clients during the third quarter 1998, including commission refunds, increased 7.0% to $8.0 million from $7.5 million for the same period in 1997. These expenses were 40.4% of commission revenues for the quarter ended September 30, 1998 as compared to 45.6% for the corresponding period in 1997. These expenses increased at a lower rate than commission revenues primarily due to an increase in execution-only brokerage, as well as the timing of commission revenues earned relative to independent research and services expenses incurred for the three months ended September 30, 1998.

         Clearing, floor brokerage and exchange charges remained at $2.5 million during the third quarter 1998 as compared to the same period in 1997. These expenses represented 12.8% of commissions in the third quarter 1998 and 15.2% of commissions in the third quarter 1997. The decrease in these expenses as a percentage of commissions is primarily due to: (1) an increase in the percentage of commissions earned in U.S. equity markets, where such expenses are charged at lower rates than comparable trades in certain Asian markets; (2) a reduction in the costs of execution and settlement of U.S. equity transactions; and (3) a decrease in the percentage of commissions earned on transactions executed in Southeast Asian markets where execution and settlement costs are higher, coupled with an increase in the percentage of Asian Brokerage commissions earned on transactions executed in the Hong Kong market, which cost less to execute and settle than comparable trades in other Asian markets.

         Employee compensation increased 11.4% to $5.6 million in the third quarter 1998 from $5.1 million during the same period in 1997. This resulted primarily from an increase in reserves for discretionary and performance-based bonus compensation.

         All other expenses increased 8.4% to $2.9 million in the third quarter 1998 as compared to $2.7 million in the same period in 1997. This resulted primarily from an increase in expenses related to market data and the write-off of certain fixed assets.

         Net investment loss for the three months ended September 30, 1998 was $0.5 million as compared to net investment income of $0.6 million in 1997. This decrease was primarily attributed to realized and unrealized losses of $0.9 million incurred on the Company's investments in limited partnerships and a managed portfolio of preferred stock and U.S. Treasury Futures used to hedged the preferred stock. This loss was attributed to significant declines in the global financial markets during the three months ended September 30, 1998. The Company monitors these investments on an ongoing basis and may make adjustments in the cash management program as warranted.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1997.

         The Company's operating income before income taxes for the nine months ended September 30, 1998 increased 116.9% to $5.4 million, versus $2.5 million in 1997. The increase in operating income is primarily attributable to an increase in operating income from U.S. brokerage and investment management operations, offset in part by continued operating losses from international brokerage operations. The Company's net income for the nine months ended September 30, 1998 increased 29.6% to $3.3 million, versus $2.5 million in 1997. Net income increased at a lower rate than pre-tax and operating income due to a loss on investments, as well as a higher tax rate in 1998. The higher tax rate resulted from an increase in operating and pre-tax income from U.S. operations, which are taxed at a higher rate, as well as a decrease in income derived from the Company's brokerage operation in Hong Kong, which is taxed at a lower rate than U.S. tax rates.

         Operating revenues increased 10.0% to $61.3 million for the nine months ended September 30, 1998 from $55.8 million for the nine months ended September 30, 1997. Commission revenues increased 9.5% to $55.5 million for the nine months ended September 30, 1998 from $50.7 million for the same period in 1997. This increase resulted primarily from an increase in commission revenues earned by the Company's U.S. brokerage operations, offset in part by a decrease in commission revenues earned by the Company's international brokerage operations, particularly Asian Brokerage operations. Commission revenues derived from international brokerage operations represented 20.4% of the Company's total commissions during the nine months ended September 30, 1998 as compared to 34.8% for the same period in 1997.

         Operating revenues derived from the Company's U.S. brokerage operations for the nine months ended September 30, 1998 increased 32.6% as compared to the same period in 1997. Operating income derived from the Company's U.S. brokerage operations during the nine months ended September 30, 1998 increased 119.1% as compared to the same period in 1997 primarily due to an increase in commission revenues and a decrease in execution and settlement costs as a percentage of commission revenues.

         Operating revenues and operating income from international brokerage operations declined during the nine months ended September 30, 1998, resulting in operating losses. Operating revenues of the Company's Asian Brokerage operations decreased 49.8% during the nine months ended September 30, 1998 as compared to the same period in 1997 as a result of continued volatility and reduced trading volumes in Japan and Southeast Asia. International brokerage operations incurred operating losses of $0.8 million for the nine months ended September 30, 1998 as compared to operating income of $0.1 million for the same period in 1997. These losses resulted from a 65.7% decrease in operating income in Hong Kong and operating losses in Japan and the United Kingdom.

         Investment management fees increased 20.0% to $5.7 million for the nine months ended September 30, 1998, from $4.8 million in 1997. Total assets under management decreased 1.8% to $3.9 billion as of September 30, 1998, as compared with $4.0 billion as of September 30,1997. Assets managed in small capitalization growth equities decreased 19.8% to $516.0 million as of September 30, 1998 from $643.0 million as of September 30, 1997. The decrease in assets under management for the period ended September 30, 1998 was attributed to significant declines in global financial markets during the third quarter which resulted in a decline in investment performance for the nine months ended September 30, 1998.

         Expenses related to independent research and other services provided to the Company's brokerage clients during the nine months ended September 30, 1998 increased 6.3% to $24.6 million from $23.2 million for the same period in 1997. These expenses were 44.4% of commission revenues for the nine months ended September 30, 1998 as compared to 45.7% for the corresponding period in 1997.

         Clearing, floor brokerage and exchange charges decreased 9.8% to $7.1 million during the nine months ended September 30, 1998 from $7.9 million in 1997. These expenses represented 12.8% of commissions earned during the nine months ended September 30, 1998 and 15.6% of commissions earned during the same period in 1997. The decrease in these expenses as a percentage of commissions is primarily due to: (1) an increase in the percentage of commissions earned in U.S. equity markets, where such expenses are charged at lower rates than comparable trades executed in certain Asian markets; (2) a reduction in the costs of execution and settlement of U.S. equity transactions; and (3) a decrease in the percentage of commissions earned on transactions executed in Southeast Asian markets where execution and settlement costs are higher, coupled with an increase in the percentage of Asian Brokerage commission revenues earned on transactions executed in the Hong Kong market, which cost less to execute and settle than comparable trades in other Asian markets.

         Employee compensation increased 9.9% to $16.1 million for the nine-month period ended September 30, 1998 from $14.7 million in 1997. This resulted primarily from an increase in reserves for discretionary and performance-based bonus compensation.

         All other expenses increased 6.3% to $8.0 million in the nine months ended September 30, 1998 as compared to $7.5 million in 1997. This resulted primarily from an increase in expenses related to market data, communications, and depreciation and amortization during the nine months ended September 30, 1998 and the write-off of certain fixed assets during the third quarter 1998.

         Net investment income for the nine months ended September 30, 1998 decreased to $0.6 million as compared to $1.6 million in 1997. This decrease was primarily attributable to realized and unrealized losses of $0.9 million incurred during the third quarter 1998 on the Company's investments in limited partnerships and a managed portfolio of preferred stock and U.S. Treasury Futures used to hedged the preferred stock. These losses resulted from significant declines in the global financial markets during the three months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had cash, U.S. Government obligations, net accounts receivable and other investments of $48.8 million. All receivables from correspondent brokers and dealers are fully collectible, and no provision for uncollectibles is required.

         The Company modified its cash management program during the first quarter 1998 to increase its rate of return on investments. The Company invested a portion of funds previously held as cash and equivalents, U.S. government obligations and corporate bonds in investments which include limited partnership interests in two multi-manager, market neutral limited partnerships; a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions; and a bank-sponsored, flexible, market-linked deposit account which maintains investments in U.S. and foreign equity indices, floating rate deposits, baskets of European equity securities and a U.S. Treasury zero coupon bond. Each of these investments is managed by professional money managers. The flexible, market-linked deposit is not federally insured; however, the sponsoring bank has agreed to protect 100% of the Company's principal investment, less the bank's management fees, if the deposit is maintained for one year. These investments generally are not transferable and are less liquid than investments in U.S. government obligations and corporate bonds. Investment losses incurred during the third quarter 1998 have not had a material effect on the Company's liquidity or capital resources.

         During the nine months ended September 30, 1998, the Company repurchased 772,500 shares of its common stock under previously announced stock repurchase programs at a total cost of $5.3 million. These repurchases have not had a material effect on the Company's liquidity or capital resources.

         The Company has determined that certain fixed assets, which include computer software and other information technology assets, will be written off during the third and fourth quarter 1998. The total amount of the write-off is not expected to exceed $375,000. Approximately $165,000 was written off in the third quarter 1998.

         The Company believes that its current capital resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future operating needs. The Company continues to explore opportunities to expand existing businesses and to acquire new businesses, which could potentially have an impact on liquidity and capital resources.


YEAR 2000 AND EURO

         The Year 2000 issue ("Y2K Issue") is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year. The Y2K Issue affects the Company's information technology ("IT") systems (i.e., computer systems, network elements and software applications), as well as other business systems that have time-sensitive programs or microprocessors that may not properly reflect or recognize the year 2000 ("non-IT systems"). The failure to reflect or recognize dates after 1999 could cause the Company's IT and non-IT systems to fail or cause errors which would lead to disruptions in operations or increased costs. Such failure could, for example, limit the Company's ability to execute trades, cause settlement of trades to fail, lead to incomplete or inaccurate accounting, recording or processing of securities trades, result in generation of erroneous results or give rise to uncertainty about the Company's exposure to certain risks. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions, reputational harm and legal liability.

         Like many financial services companies, the Company is heavily reliant upon third parties for many of the IT and non-IT systems that are essential to the Company's ability to perform its day-to-day operations. These third parties include trading counter parties, financial intermediaries, securities exchanges, depositories, clearing agencies, clearing houses, commercial banks and various vendors, including providers of market data and pricing services, telecommunication services and other utilities. As a result, the Company's operations and financial results may be adversely affected in the event that such third parties do not adequately address the Y2K Issue and the Company is not able to make contingency plans. As is true for other companies, the Company is vulnerable to Y2K failures beyond its control, particularly with respect to utility and transportation service providers.

         The Company has developed a five-phase program for addressing the Y2K Issue, which consists of the following:

         o Phase I is defining the Y2K Issue and what constitutes Y2K compliance and educating Company personnel about the Y2K Issue.

         o Phase II is identifying those systems which may be affected by the Y2K Issue.

         o Phase III is developing action plans to address the Y2K Issue for identified systems.

         o Phase IV is the testing of the action plans intended to resolve the Y2K Issue.

         o    Phase V is the implementation of the action plans.

         The Company has completed Phase I of its program and has completed Phase II with respect to internal IT systems and non-IT systems that may be affected by the Y2K Issue. The Company has identified a number of internal IT and non-IT systems as being Y2K compliant. With respect to all systems identified as not Y2K compliant, the Company has begun Phase III of the program and is in the process of developing action plans to remediate any Y2K problems through upgrades, corrections or replacements. Phases III and IV also involve developing contingency plans to address non-compliant systems and testing of those plans. The Company has not yet developed comprehensive contingency plans in the event that the Company is unable to timely resolve any Y2K problems. The Company will address the need for contingency plans once it completes its assessment of systems likely to be affected by the Y2K Issue. The failure to develop and implement, if necessary, appropriate contingency plans could have a material adverse impact on the Company's operations and financial results.

         With respect to external systems(both IT and non-IT), the Company has solicited information and assurances from third-party service providers, customers and suppliers and is in the process of collecting and evaluating responses. Most of the Company's external service providers and suppliers have indicated that they will issue upgrades or replacement products that will be Y2K compliant during the fourth quarter 1998.

         The Company anticipates that it will complete Phases II and III of its program with respect to all IT and non-IT systems by the end of 1998 and will complete Phases IV and V by June 1999. The Company has hired a consulting firm to assist Company personnel in effecting the Company's Y2K program.

         Based on current information, the Company believes that during 1998 and 1999, it will spend approximately $400,000 to complete the five-phase Y2K program and address the Y2K Issue, which includes the costs of software replacements and corrections, additional hardware and hardware upgrades and consulting fees. The Company does not expect these costs to be material to its financial position, results of operations or cash flows in a given period. The Company will expense Y2K costs as they are incurred. The total amount of Y2K expenses incurred through September 30, 1998 was $95,635.

         The costs of addressing the Y2K Issue and anticipating dates for the Y2K Issue are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the availability of cost-effective alternatives or replacements for third-party products and services which are not expected to be Y2K compliant and similar uncertainties.

         The Company's systems are also being reviewed to determine what modifications will be necessary to accommodate the upcoming introduction of the "Euro", which is scheduled to begin on January 1, 1999. As of January 1, 1999, the Euro will be adopted as the common legal currency of eleven participating member countries of the Economic and Monetary Union. The Euro and participating member currencies will co-exist through July 1, 2002, with the Euro gradually replacing national currencies.

         The Company expects to be prepared for the introduction of the Euro by January 1, 1999. The Company is in the process of implementing modifications to its IT systems and programs in order to prepare for transition to the Euro. The Company is engaged in testing those systems and processes which may be affected by the institution of the Euro.

         The Company also is communicating with third parties with which it regularly transacts business regarding the implications of the Euro and the effect it will have on their business dealings with the Company. These third parties include financial intermediaries, trading counter parties, securities exchanges, depositions, clearing agencies, clearing houses, commercial banks and various vendors, including information and pricing service providers. The Company is dependent on the successful implementation of its Euro conversion procedures by such third parties. If these thrid parties do not appropriately address the introduction of the Euro, the Company's trade execution, clearance, settlement and other operations could be adversely affected.

         Costs associated with the modifications necessary to prepare for the Euro are not anticipated to be material to the Company's financial position, results of operations or cash flows in a given period and will be expensed as incurred.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The description of legal proceedings required by this Item is hereby incorporated by reference to Note 8 of Notes to Unaudited Consolidated Financial Statements included herein.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS

          10.16 Employment Agreement, dated October 8, 1998, between Max H. Levine and Hoenig Group Inc.
          27.1     Financial Data Schedule.
          27.2     Restated Financial Data Schedule.

          (b)      REPORTS ON FORM 8-K

          The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HOENIG GROUP INC.



Date:    November 13, 1998       By:/s/Fredric P. Sapirstein
                                       ---------------------
                                       Fredric P. Sapirstein,
                                       Chairman and Chief
                                       Executive Officer



Date:    November 13, 1998       By:/s/Alan B. Herzog
                                       --------------
                                       Alan B. Herzog,
                                       Chief Operating Officer and
                                       Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit No.        Description
  -----------        -----------

  10.16 Employment Agreement, dated October 8, 1998 between Max H. Levine and Hoenig Group Inc.

  27.1               Financial Data Schedule

  27.2               Restated Financial Data Schedule