Form 10-K
period 1998-12-31
HOENIG GROUP INC
filed 1999-03-31
CIK 878551

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:      December 31, 1998
Commission File Number 0-19619

                               Hoenig Group Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-3625520
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

Reckson Executive Park, 4 International Drive, Rye Brook, New York      10573
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 26, 1999: Common Stock par value $.01 per share, $39,091,942.

         As of March 26, 1999, there were 8,563,740 shares of Common Stock outstanding.

                      Documents Incorporated by Reference
         Selected portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III as set forth herein.

                                     PART I
                                     ------

Item 1.  Business
-----------------

GENERAL

         Hoenig Group Inc., through its wholly-owned brokerage subsidiaries, Hoenig & Co., Inc., Hoenig & Company Limited and Hoenig (Far East) Limited, provides global securities brokerage, marketing and distribution of proprietary and independent research and other services to institutional investors. Through its asset management subsidiary, Axe-Houghton Associates, Inc., the Company provides professional investment management services to public and corporate employee benefit plans, investment partnerships and other institutional clients. The term "Company" refers to Hoenig Group Inc. and its operating subsidiaries.

         The Company conducts business from its headquarters in Rye Brook, New York, its international offices in London, Hong Kong and Tokyo and its regional office in Boston. During the fourth quarter 1998, the Company restructured its brokerage operations in Tokyo as part of an effort to reduce operating costs and to improve the profitability of the Company's international brokerage operations. Once the restructuring is complete, which is expected to be the end of the first quarter 1999, the Tokyo office will focus primarily on sales and marketing activities. The Company will continue to provide trade execution services in Japanese equities through its Hong Kong office.

         The Company changed its operating segment presentation in 1998 to better reflect the way in which management evaluates the Company's businesses in deciding how to allocate resources and assess performance. The Company's new operating segments are domestic brokerage, international brokerage and asset management. This change also reflects the restructuring of the Company's brokerage operations in Japan. See Note 12 to the Consolidated Financial Statements for specific information regarding operating revenues and profits by reportable segments.

DOMESTIC AND INTERNATIONAL SECURITIES BROKERAGE

         The principal activity of the Company is providing quality trade execution services in global equities and domestic fixed income securities to institutional customers. The Company's brokerage customers are primarily investment advisers, banks, insurance companies, corporations, employee benefit plans, mutual funds, hedge funds, investment partnerships and other investment professionals. The Company also provides its customers with proprietary and independent research and other services.

         The Company earns commissions in connection with four types of brokerage services:

         o in connection with providing independent research and other services to investment managers;

         o in exchange for paying expenses of, or commission refunds to, customers under directed brokerage or commission recapture arrangements;

         o in connection with providing proprietary research to investment managers; and

         o   for execution-only services.

         Approximately 77% of the Company's total brokerage commissions are earned in connection with the provision of independent research and directed brokerage arrangements. The remaining 23% of total commissions relate to execution-only services and proprietary research. Commissions earned in connection with providing execution-only services and proprietary research represent a higher percentage (approximately 27%) of commissions earned by the Company's domestic brokerage operations. The Company's international brokerage operations rely more heavily on the provision of independent research than domestic brokerage operations, with execution-only services and proprietary research representing 10% of international commissions earned in 1998. Directed brokerage arrangements are less common in international markets and do not represent a significant part of the Company's international brokerage business.

         The Company generally expects a certain amount of commissions for every $1 in research, other services and commission refunds provided under independent research and directed brokerage arrangements. This ratio is not fixed and may vary on an individual customer basis. Ratios have been, and continue to be, under competitive pressure in the United States, as well as in the international markets.

         The Company's commission rates and ratios generally are negotiated between the Company and its customers, and vary with the volume and nature of trading involved. The Company believes that its ability to provide customers with domestic and international trade execution capabilities is an important factor in its ability to compete for customers seeking independent research and directed brokerage arrangements. The Company typically provides a periodic global statement to each customer, which allows the customer to easily track the research and other services provided, the commission expectation and the commissions generated during the period.

         Independent Research

         The Company actively markets and distributes independent third-party research products and services to professional investment managers with the expectation that these managers will use the Company to execute securities trades which generate specified amounts of commission revenues. These types of arrangements are sometimes referred to as independent research arrangements or "soft dollar" arrangements.

         An important aspect of the Company's business involves identifying independent sources of investment research and information which add value to its customers' investment decision-making process. The Company seeks research services from private research groups, independent analysts, information services organizations and other entities in the United States and overseas and collaborates with these providers to obtain products and services that assist the Company's investment management clientele in carrying out their investment management responsibilities. The Company obtains research products and services from over 400 independent sources and regularly communicates the availability and suitability of these products and services to its customers.

         Through its relationships with independent research analysts and service providers, the Company offers a wide variety of specialized and sophisticated research products and services, including fundamental research, economic research and forecasting, quantitative analysis, global research, quotation, news and database systems, fixed income research, software for securities analysis, portfolio management and performance measurement services. Many of these products and services are available directly from the research analyst or service provider, as well as from other brokerage firms, including specialty firms offering only independent research and firms that also provide proprietary research.

         The Company's relationship with an independent research provider is typically one in which the research organization agrees to supply research products or services to the Company's customers for a specified period of time (generally one year or less), and the Company agrees to pay for such research. Almost all of the Company's research relationships are non-exclusive arrangements. Some of these relationships, particularly those with organizations which supply quotation, news and database systems, are contractual in nature. The Company's business is not dependent on any one or a select number of research organizations; however, collectively, quotation, news and database systems represent a significant portion of the independent research provided by the Company, the loss of which could materially affect the Company's business.

         DIRECTED BROKERAGE

         The Company also engages in directed brokerage arrangements with certain institutional investors, particularly corporations, pension plans and investment limited partnerships. A directed brokerage arrangement is a contractual arrangement between a brokerage firm and its customer whereby the broker pays certain expenses of the customer, such as custodian fees, or refunds to the customer a portion of commissions paid in consideration of the customer directing commission business to the broker. These types of arrangements are commonly known as directed brokerage because the customer instructs its money managers to direct trades for the customer's account to the broker with whom the customer has a directed brokerage arrangement. In the case of pension plans, directed brokerage arrangements often involve the payment of commission refunds to the pension plan and are often referred to as "commission recapture" programs. The term "soft dollars" also has been used to refer to directed brokerage arrangements.

         PROPRIETARY RESEARCH

         The Company offers proprietary research consisting of top-down economic research and market analysis. The Company's economic research group, headed by Dr. Robert Barbera, a noted Wall Street economist and strategist, produces a weekly report, which discusses global economic events and market developments, as well as provides economic forecasts. The economic research group also produces interim reports and periodically consults with customers on a range of global economic issues and market trends.

         The Company introduced a new proprietary research product in 1999 which focuses on high technology products and services, with an emphasis on electronic commerce and the Internet. This weekly report, authored by Jose Rasco, Hoenig's Internet economist, analyzes top-down trends and macro-economic forces driving electronic commerce and the Internet and how those forces affect the U.S. and global economies.

         The Company provides its customers with proprietary research and access to its economists in the traditional Wall Street manner, with the expectation that customers will direct commission business to the Company. Unlike independent research arrangements, the Company generally does not expect a specified amount of commissions from a customer in return for its proprietary research, nor does the Company generally put a dollar price on this research or offer to sell it for cash.

         EXECUTION-ONLY SERVICES

         Execution-only brokerage refers to the execution of equity trades for customers on a competitive commission rate basis and the execution of transactions in U.S. fixed income securities as riskless principal. These types of transactions include corporate stock repurchase programs and accumulations or liquidations of large blocks of equity and fixed income securities on a discrete basis. In addition, the Company generates execution-only brokerage in fixed income securities by identifying fixed income securities available in the market that may meet the particular portfolio needs of customers.

         The Company derived approximately 23% of its total commission revenues in 1998, 20% in 1997 and 16% in 1996 from execution-only brokerage and proprietary research.

         SALES AND MARKETING

         As of December 31, 1998, the sales and marketing staff for the Company's domestic and international brokerage operations comprised 11 full-time professionals: 7 in the United States, 1 in London, 2 in Tokyo and 1 in Hong Kong. These individuals manage established customer relationships and solicit new business for the Company's brokerage services. In doing so, the sales and marketing staff works to identify investment styles, trading techniques and research requirements of customers.


         The sales and marketing representatives serve as a link between research service providers and existing or potential customers. They work closely with the Company's customers to identify which products and services suit their investment needs and continuously seek to introduce independent research products and other services to existing and prospective customers. Similarly, the Company's sales and marketing personnel seek to introduce the Company's proprietary research to customers. They also promote and sell the Company's other brokerage services, including execution-only services.

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

         The Company introduces on a fully-disclosed basis all accounts trading in U.S. equity and fixed income securities through Sanford C. Bernstein & Co., Inc. Under the Company's clearing arrangement, Sanford Bernstein performs administrative functions with respect to the transactions of the Company's customers, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Sanford Bernstein also extends margin credit to some of the Company's brokerage customers. The Company has a similar arrangement (other than the extension of margin credit) with Pershing & Co. Ltd. in London for accounts trading in the United Kingdom and certain European securities markets. The Company maintains settlement accounts with various banks and brokerage firms throughout the world with respect to transactions in Asian securities other than those listed on The Stock Exchange of Hong Kong. The Company pays a fee to its clearing and settlement agents based on a fixed amount per transaction. Commissions, net of clearing expenses, are remitted on a monthly basis by the clearing agents to the Company.

         The Company's Hong Kong brokerage subsidiary, Hoenig (Far East) Limited, is a member of The Stock Exchange of Hong Kong and of the Central Clearing and Settlement System (CCASS) in Hong Kong. As a member of CCASS, Hoenig (Far East) Limited is self-clearing only with respect to transactions in securities listed on The Stock Exchange of Hong Kong. Transactions for Hoenig (Far East) Limited customers generally are settled on a delivery-versus-payment or receipt-versus-payment basis directly with the customer or the customer's custodian.

ASSET MANAGEMENT

         Axe-Houghton Associates, Inc. is an asset management company registered as an investment adviser under the Investment Advisers Act of 1940. Axe Houghton provides professional investment management for public and corporate employee benefit plans and other institutional clients in the United States and also acts as the general partner of two investment limited partnerships. It specializes in active small capitalization growth equity, small capitalization value management and large capitalization value management, as well as international indexing using American Depositary Receipts (ADRs).

         As of December 31, 1998, Axe-Houghton's assets under management were $4.02 billion, as compared with $3.82 billion at the end of 1997 and $4.27 billion at the end of 1996. Assets under management increased in 1998 notwithstanding the end of a temporary assignment from one client to manage approximately $510 million. The loss of these assets was offset by increases in assets managed by Axe-Houghton in other investment disciplines, with the greatest growth in assets managed in international ADRs and small capitalization growth equities, and the addition of a new investment discipline, small capitalization value management. Axe-Houghton managed $698.5 million in small capitalization growth equities at the end of 1998. Assets under management as of February 28, 1999 were $3.82 billion, of which $676.3 million represents assets managed in small capitalization growth equities.

         Growth in assets under management is dependent on numerous factors, including:

   o  Axe-Houghton's ability to attract new clients;
   o  its investment performance;
   o  the number and variety of investment disciplines offered;

   o the capacity limitations of a particular investment discipline, such as small capitalization growth equities;
   o the market performance of various investment disciplines; and
   o  the performance of the securities markets in general.

Axe-Houghton has not accepted any new clients in the small capitalization growth equities discipline since the first quarter 1998 because of capacity limitations.

         Axe-Houghton's marketing department consists of three full-time professionals. These individuals work directly with potential clients, as well as with various investment management consulting firms, to introduce Axe-Houghton's investment disciplines and performance records to institutional clients. They also provide client service to managed accounts.


EMPLOYEES

         At December 31, 1998, the Company employed 108 people on a full-time basis, which includes 7 in executive positions, 28 in floor positions or positions as brokers, 14 in sales and marketing positions, 15 in accounting, legal and compliance positions, 9 in investment positions, 2 in information technology and 33 in clerical or other positions. Of the 108 employees, 62 are employed by Hoenig & Co., including 7 in Tokyo, 5 by Hoenig Group Inc., 16 by Axe-Houghton, 15 by Hoenig (Far East) Limited and the remaining 10 are employed by Hoenig & Company Limited. All of the Company's offices, except the Tokyo office, engage in both marketing and brokerage activities. The Company considers its relations with employees to be good.


CUSTOMER RELATIONSHIPS

         The Company has existing brokerage relationships with over 500 institutional customers worldwide. The Company's 10 and 20 largest customers accounted for 29.0% and 41.1%, respectively, of total revenues for the year ended December 31, 1998 and 27.7% and 39.5%, respectively, of total revenues for the year ended December 31, 1997. A significant percentage of the Company's largest customers are investment limited partnerships and private investment funds. No single customer accounted for 10% or more of the Company's revenues for the years ended December 31, 1998, 1997 and 1996.

         The Company believes that its brokerage customer list is broadly based and not dependent on any one sector of the market. Approximately 80% of the Company's brokerage business is executed in U.S. markets, and the majority of its customers are located in the United States. The Company's ability to assist its customers in executing securities transactions in many of the world's major markets reduces its reliance on volume and trading in any one particular market. Sales and marketing personnel located in the Company's international offices are responsible for developing local customer relationships which help to diversify the Company's customer base.

         The Company maintains a limited number of retail brokerage accounts. These accounts are primarily the accounts of employees (who generally are required to trade through the Company), their relatives and friends of the Company. The Company does not compete for retail business.

         As of December 31, 1998, the Company had 34 advisory clients which maintained 48 investment advisory accounts. Four of these accounts are maintained for affiliates.

COMPETITION

         The institutional brokerage and asset management businesses are very competitive. The Company must meet price competition commensurate with the products and level of service that it offers. Such competition affects not only the Company's ability to compete for new clients, but also its ability to attract and retain highly skilled employees.

         The Company's brokerage business competes directly and indirectly with independent specialty firms, as well as with traditional full-service brokerage firms, both domestic and foreign, that offer independent research and engage in directed brokerage. In addition, the Company competes directly with traditional full-service firms that offer economic research and forecasting similar to the Company's proprietary economic research, as well as other types of research and brokerage services not offered by the Company. Established U.S. and international brokerage firms, as well as independent specialty firms, are the most likely candidates to compete successfully for customers seeking independent research and directed brokerage arrangements. This is especially true as larger investment management firms seek to consolidate the number of brokers they use and obtain proprietary and independent research from the same broker.

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

         The Company believes that it successfully competes for brokerage business because of the quality of its trade execution, its global execution capabilities and the variety and quality of the independent and proprietary research and other services that it provides. The Company believes that important competitive factors in the securities brokerage business are the ability of professional personnel to understand and anticipate the customer's requirements and expectations and to provide quality products and services at competitive prices. Management believes that its knowledge of, and relationships with, numerous third-party service providers enable it to compete effectively for commission business.

         The Company's asset management business competes with other registered investment advisers, full-service brokerage firms, mutual funds, banks, trust companies, investment counselors and other investment professionals. A significant number of these competitors have greater capital and other resources than the Company and offer clients a broader range of asset management disciplines. Some of the competing firms offer these services at rates lower than those charged by the Company. The Company's asset management business also competes with other investment managers on the basis of historical investment performance results, some of which have better investment performance records than the Company. The Company believes that it successfully competes with other investment professionals because of the quality of the portfolio management and client services it provides, which often is more important to attracting and retaining investment management clients than the fee rate charged.

         The low capital requirements of the institutional brokerage and asset management businesses mean that there are no true financial barriers to entry into these businesses. However, the Company's relationships with major institutional investors and direct lines of communication to these institutional investors are not easily duplicated.

         The institutional brokerage and asset management businesses have undergone considerable consolidation in the last few years, both domestically and cross-border. Such activity not only creates larger competitors with greater resources, but also results in increased competition and higher valuations on businesses that the Company may seek to acquire.

REGULATION

         The Company is subject to extensive regulation under U.S. federal and state law and by certain U.S. self-regulatory bodies, including the New York Stock Exchange (NYSE) and various other stock exchanges, the Securities and Exchange Commission (SEC), the National Association of Securities Dealers Regulation, Inc. (NASDR) and several foreign regulatory bodies. Through its subsidiaries, the Company is a member of the New York Stock Exchange (NYSE), all major regional U.S. exchanges, the London Stock Exchange (LSE) and The Stock Exchange of Hong Kong, and is an associate member of the American Stock Exchange. The Company's brokerage subsidiaries are registered as broker-dealers in a number of states and countries.

   o Hoenig & Co. is a U.S. registered broker-dealer and is regulated by the SEC, NASDR, and various securities exchanges, including the NYSE which has been designated as its primary regulator.

   o Hoenig & Co.'s Tokyo office is regulated by the Japanese Financial Supervisory Agency (FSA), which took over responsibility from the Ministry of Finance in June 1998, and the Japan Association of Securities Dealers.

   o Hoenig & Company Limited is a U.K. registered broker-dealer and is regulated by the Securities Futures Authority (SFA) in the United Kingdom and the London Stock Exchange.

   o Hoenig (Far East) Limited is registered as a dealer and investment adviser with the Hong Kong Securities and Futures Commission (SFC) and is a member of The Stock Exchange of Hong Kong.

   o Axe-Houghton is registered in the U.S. as an investment adviser with the SEC.



         Broker-dealers and investment advisers are subject to regulation covering virtually all aspects of their businesses. These regulatory authorities have adopted rules that govern the securities industry and, as a normal part of their procedures, conduct periodic examinations of the Company's securities brokerage and asset management operations. Additional legislation, changes in rules promulgated by the SEC, the SFA, the SFC, the FSA or any self-regulatory organization, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of the Company. In the United States, brokerage firms and certain investment advisers also are subject to regulation by state securities commissions in the states in which they conduct business. These regulatory authorities, including state securities commissions, may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer or investment adviser, its officers or employees.


         In the United States, the provision of research to investment managers in consideration of commissions is conducted in reliance upon the safe harbor provided under Section 28(e) of the Securities Exchange Act of 1934, as amended. The protections of Section 28(e) apply equally to the provision of independent third-party research, as well as proprietary research.

         Section 28(e) permits money managers and other investment fiduciaries to obtain research and brokerage services from a broker in exchange for commissions. It provides, in effect, that it is not a breach of fiduciary duty for an investment manager to cause an account over which it has investment discretion to pay a broker a higher commission rate than another broker would have charged for executing the transaction if the investment manager determined in good faith that the amount of commission paid was reasonable in relation to the value of the brokerage and research services provided by the broker. The safe harbor protection of Section 28(e) does not extend to transactions where the broker executes the transaction as principal or in a riskless principal transaction. Section 28(e) does not relate to directed brokerage arrangements, which generally are governed by contractual agreements and state or federal laws, including the Employee Retirement Income Security Act of 1974 (ERISA).


         The SEC from time to time has been urged by competitors of the Company and others to seek Congressional reconsideration of Section 28(e) or narrow its scope through interpretation. In November 1996, the SEC's Office of Compliance, Inspection and Examinations began conducting special examinations of the soft dollar practices of brokerage firms, investment advisers and mutual funds engaged in soft dollar arrangements. In September 1998, the SEC released a report on its soft dollar examinations. The report summarizes the SEC's findings and makes recommendations with respect to the soft dollar practices of registered brokers, investment advisers and mutual funds. Most of the findings relate to the failure to abide by the requirements of the Section 28(e) safe harbor and to inadequate disclosure of soft dollar arrangements. The report also comments on a lack of internal controls (record-keeping, procedures, supervision) at brokers and investment advisers regarding soft dollar arrangements.

         Based on the examination findings, the SEC's report makes several specific recommendations, including:


   o The SEC should publish the report in order to reiterate the guidance provided in the SEC's 1986 interpretative release regarding the Section 28(e) safe harbor, particularly with respect to what types of research and brokerage services are covered by Section 28(e).

   o The SEC should reiterate (by publishing the report) the obligations of mutual fund boards to review benefits received in soft dollar arrangements and to fully disclose the use of commissions to reduce fund expenses.

   o The SEC should reiterate (by publishing the report) that a broker may incur aiding and abetting liability in soft dollar transactions if it causes or assists an adviser in fraudulent and deceptive practices.

   o The SEC should consider adopting various record-keeping rules that would apply to brokers and advisers engaged in soft dollar arrangements.

   o The SEC should modify existing forms filed by registered investment advisers to require more meaningful disclosure of soft dollar arrangements.

   o The SEC should (by publishing the report) emphasize the obligations of registered brokers, investment advisers and mutual funds that participate in soft dollar arrangements to establish and implement reasonable internal controls and system of supervision.


The SEC has not to date proposed specific rule changes or issued new interpretations relating to soft dollar practices.


         In November 1997, a working group of the Advisory Council on Employee Welfare and Benefit Plans published a report which included recommendations to the Department of Labor and the SEC regarding regulatory and statutory changes and recommendations to plan sponsors and other fiduciaries regarding how soft dollar and directed brokerage arrangements should be handled. The report included a recommendation that the Department of Labor and the SEC should require additional disclosure of soft dollar and directed brokerage activities and tighten the definition of research under Section 28(e). The report also contained a recommendation from a minority of the Advisory Council's working group that the Section 28(e) safe harbor be repealed with respect to fiduciaries of employee benefit plans only. Neither the Department of Labor nor the SEC has acted on the Advisory Council Group report and recommendations. In addition, various industry associations, including the Securities Industry Association and the Association for Investment Management and Research, have issued best practices and standards of conduct which provide guidance to brokers and investment managers who receive proprietary and independent research from brokers and/or are involved in directed brokerage arrangements.

         It is difficult to assess the effect, if any, that these regulatory reports and industry standards will have on the Company's brokerage business. Any changes that limit or narrow the definition of research provided in Section 28(e) or exclude independent research from that definition would have a material adverse effect on the Company's business and place it at a competitive disadvantage as compared to brokerage firms with greater proprietary research capabilities.

         In June 1997, the Japanese Securities and Exchange Council issued a report recommending comprehensive reform of the Japanese securities markets. These reforms began in April 1998 and are expected to be completed by the Year 2000. These reforms are intended to promote a more liberalized market driven by competition and market forces, rather than on government regulation. One of the most significant of these reforms is the deregulation of commissions, which began in April 1998 and is expected to be completed by October 1999. Once instituted, these reforms are likely to increase competition for brokerage business and create opportunities for those firms that can meet price and service requirements.

NET CAPITAL REQUIREMENTS

         The Company's brokerage subsidiaries are subject to various net capital requirements. Hoenig & Co. is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that Hoenig & Co. maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 1998, Hoenig & Co.'s net capital ratio was .99 to 1. The capital requirement of Hoenig & Co.'s Tokyo branch office at December 31, 1998 was (Y) 45,000,000 ($396,000). Hoenig & Company Limited is required to maintain financial resources of at least 110% of its capital requirement (as defined). Hoenig (Far East) Limited is required to maintain liquid capital of the greater of HK$3,000,000 ($388,000) or 5% of the average quarterly liabilities. The table below summarizes the minimum capital requirements for each brokerage subsidiary:

                                                                            Actual
                                             Minimum                       Capital
                                    Required Capital                      12/31/98           Excess of Requirement
                                    ----------------                      --------           ---------------------
Hoenig & Co., Inc.                         $ 855,000                   $12,904,000                     $12,049,000

Hoenig & Company Limited                 $   689,000                   $ 2,025,000                    $  1,336,000
                                     ((pound)415,000)            ((pound)1,220,000)                ((pound)805,000)

Hoenig (Far East) Limited                 $1,462,000                   $ 5,403,000                    $  3,941,000
                                     (HK$ 11,325,000)               (HK$41,851,000)                 (HK$30,527,000)


Item 2.  Properties
-------------------

         The Company's headquarters occupies office space of approximately 28,000 square feet at Reckson Executive Park, 4 International Drive, Rye Brook, New York 10573, under a lease which expires on May 31, 2002. In addition, the Company leases office space in New Rochelle, NY, Boston, London, Hong Kong and Tokyo totaling approximately 11,000 square feet. These leases expire or are terminable at various times in 1999 through 2002.

Item 3.  Legal Proceedings
--------------------------


         The description of legal proceedings required by this Item is hereby incorporated by reference to Note 4 of the Notes to the Consolidated Financial Statements included herein.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter 1998.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters
-------------------------------------------------------------------------------

         The Company's Common Stock is listed on National Association of Securities Dealers Automatic Quotation System National Market (Nasdaq) under the symbol HOEN.


         The following table sets forth the high and low sales prices for the Common Stock as reported by Nasdaq for the eight quarters ending December 31, 1998:


Period Ended                                       Common Stock
------------                                       ------------
                                                 High            Low
                                                 ----            ---
March 31, 1997                                  $5.875          $4.625
June 30, 1997                                    6.125           4.0625
September 30, 1997                               6.0             5.0
December 31, 1997                                6.625           5.25

March 31, 1998                                  $6.75           $6.125
June 30, 1998                                    7.438           6.563
September 30, 1998                               8.00            6.75
December 31, 1998                                8.25            6.75


         The Company has not paid dividends on its Common Stock since February 1997. At the present time, the Company does not intend to reinstate the dividend.


         Based on information supplied by Continental Stock Transfer & Trust Company, the Company's transfer agent, the Company believes that there were approximately 492 holders of record and beneficial owners of Common Stock on March 26, 1999. The closing price of the Common Stock was $8.50 on March 26, 1999.


Item 6.  Selected Financial Data
--------------------------------


                                              Summary Consolidated Financial Data
                                             (In thousands except per share amounts)

                                                            Year ended December 31,
                                          -------------------------------------------------------------------------
                                             1998           1997             1996           1995          1994
                                             ----           ----             ----           ----          ----
Income Statement
Operating revenues                        $83,944        $76,315          $70,030        $53,527       $59,046
Operating income (loss)                     7,142          3,900            3,230         (1,862)        4,594
Net investment income (loss) & other        1,280          2,097            1,737          7,252          (121)
Income before income taxes                  8,422          5,997            4,967          5,389         4,473
Net income                                  4,686          3,580            2,887          4,919         2,596
Net income per share basic(1)                 .53            .38              .31            .50           .25
Net income per share diluted(1)               .50            .37              .31            .50           .25
Dividends per share                             -              -              .10            .10          .125
Weighted average shares and
  equivalents outstanding(1)                9,446          9,771            9,391          9,881        10,263



                                                            Year ended December 31,
                                          -------------------------------------------------------------------------
                                             1998           1997             1996           1995          1994
                                             ----           ----             ----           ----          ----
Balance Sheet Data
Total assets                              $63,340        $61,021          $51,528        $45,135       $40,573
Stockholders' equity                      $40,017        $39,526          $37,851        $34,458       $33,034

-----------------
(1) See footnote 16 to the Consolidated Financial Statements for information regarding changes to the earnings per share computation.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

         Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to the effects of future growth, cost reduction measures taken to address operating losses in certain international operations, industry consolidation, acquisition and expansion plans, plans to address the Year 2000 issue and other technology issues, market risk, the Company's investment activities and its current equity capital levels. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, the Company's ability to recruit and retain key employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report. See "Business-Competition" and "- Regulation."

INTRODUCTION

         The Company provides global securities brokerage to institutional clients through its wholly-owned brokerage subsidiaries in the United States, United Kingdom, Hong Kong and Tokyo. The Company's wholly-owned subsidiary, Axe-Houghton Associates, Inc., provides professional asset management to U.S. public and corporate employee benefit plans, investment partnerships and other institutional clients from its offices in the United States.

         The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on the world's major stock exchanges, acting primarily as agent for its customers, and also executes trades in U.S. fixed income securities on an agency and riskless principal basis. The Company earns commissions in connection with four types of brokerage services: commissions received in connection with providing independent research and other services to investment managers; commissions received in exchange for paying expenses of, or commission refunds to, customers under directed brokerage arrangements; commissions received in connection with providing proprietary research; and commissions received for execution-only services. See "Business - Domestic and International Securities Brokerage".

         The Company's profit margin on execution-only brokerage and commissions earned in connection with providing proprietary research is higher than that on commissions earned in connection with independent research and directed brokerage arrangements because the Company does not incur direct expenses for research and other services in connection with such activities. The percentage of the Company's total commission revenues attributed to proprietary research and execution-only brokerage increased to 23% in 1998 as compared with 20% in 1997.

         The Company generally expects a certain amount of commissions for every $1 in independent research, other services and commission refunds provided under independent research and directed brokerage arrangements. This ratio is negotiated on an individual customer basis. Ratios continue to be under downward competitive pressure in most of the markets in which the Company conducts brokerage activities.

The Company's earnings in any period are affected by its ability to earn commissions under independent research and directed brokerage arrangements on a timely basis, since revenues are recorded only when earned. The timing of the receipt of these commissions could cause variations in earnings from year to year and quarter to quarter.

         The Company's second largest source of revenues is investment management fees earned by Axe-Houghton, the Company's asset management subsidiary, in connection with the provision of asset management services to institutional clients. Investment management fee revenues are a function of assets under management and the management fee charged. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company.

         Growth in assets under management is affected by numerous factors, including the ability to attract new clients, investment performance results, the number and variety of investment disciplines offered and capacity limitations of such disciplines (such as small capitalization growth equities) the market performance of particular investment disciplines, as well as the performance of the securities markets generally. As of February 28, 1999, Axe-Houghton had total assets under management of $3.82 billion, of which approximately $676 million represents assets managed in small capitalization growth equities. Axe-Houghton charges its highest fees for small capitalization growth equities management. Axe-Houghton does not accept any new clients for small capitalization growth equities management because of capacity limitations, which could limit the growth in assets under management and management fee revenues.

         In 1998, the Company negotiated new employment arrangements with several key employees, including an executive officer of Axe-Houghton and an executive officer and another employee of Hoenig. These new arrangements, two of which took effect in 1999, provide for increased variable, performance-based compensation which, assuming current levels of activity, will result in increased compensation expense as compared to prior periods.

         As the brokerage and asset management industries continue to consolidate, the Company considers various strategies to enhance stockholder value and continues to explore opportunities to increase distribution capabilities, expand its client base and supplement its product line through the hiring of additional personnel, strategic alliances, joint ventures and other business combinations.

         In 1998, the Company changed its reporting of business segments in accordance with new Statement of Financial Standards No. 131 ("Disclosures about Segments of an Enterprise and Related Information") and to reflect the restructuring of the Company's brokerage operations in Japan. The Company has three reportable operating segments - domestic brokerage, international brokerage and asset management - and has restated information regarding prior periods to reflect this change. In determining whether brokerage commissions earned are domestic or international, the Company primarily looks to the geographic location of the customer.

YEAR ENDED DECEMBER 31, 1998 VERSUS DECEMBER 31, 1997

         The Company's operating income before income taxes for the year ended December 31, 1998 increased 83.1% to $7.1 million, versus $3.9 million in 1997. The increase in operating income is primarily attributable to an 83.6% increase in operating income from domestic brokerage operations and a 12.3% increase in operating income from asset management operations, offset in part by continued operating losses of $0.9 million from international brokerage operations. The Company's net income for the year ended December 31, 1998 increased 30.9% to $4.7 million, versus $3.6 million in 1997. Net income increased at a lower rate than pre-tax operating income due to a net loss of $0.6 million on certain investments, as well as a higher tax rate in 1998. The higher tax rate resulted from an increase in pre-tax operating income from domestic brokerage and asset management operations, which are taxed at a higher rate, a decrease in income derived from the Company's brokerage operation in Hong Kong, which is taxed at a lower rate than income earned in the U.S., as well as a higher overall effective tax rate in Hong Kong in 1998.

         Operating revenues increased 10.0% to $83.9 million for the year ended December 31, 1998 from $76.3 million in 1997. Global commission revenues, the principal source of the Company's revenues, increased 10.1% to $76.2 million in 1998 from $69.2 million in 1997. This increase resulted primarily from an increase in commission revenues earned by domestic brokerage operations, offset in part by a decrease in commission revenues earned by the Company's international brokerage operations. Commission revenues from international brokerage operations represented 21.3% of the Company's total commissions during the year ended December 31, 1998 as compared to 32.7% in 1997. See Note 12 to the Consolidated Financial Statements for information regarding operating revenues and profits by reportable segments.

         Operating revenues of the Company's domestic brokerage operations for the year ended December 31, 1998 increased 28.0% to $60.1 million as compared to $47.0 million in 1997 due to increased trading activity and the addition of new accounts. Operating income of the Company's domestic brokerage operations increased 83.6% to $10.6 million in 1998 as compared to $5.8 million in 1997, primarily due to an increase in commission revenues earned per transaction (larger trades), as well as a decrease in execution and settlement costs as a percentage of commission revenues.

         Operating revenues and operating income from international brokerage operations declined during the year ended December 31, 1998, resulting in operating losses. Operating revenues of the international brokerage operations decreased 28.3% during the year ended December 31, 1998 as compared to the same period in 1997 as a result of continued volatility and reduced trading volumes in Japan and Southeast Asia, with the greatest decline in Japan (61.9%) and Hong Kong (36.2%). International brokerage operations incurred operating losses of $0.9 million in 1998 as compared to operating losses of $0.3 million in 1997. This increase in losses resulted from a 31.0% decrease in operating income of the Company's Hong Kong operations, coupled with increased operating losses in Japan (13.6%) and the United Kingdom (33.0%).

         During the fourth quarter 1998, the Company began restructuring its Tokyo brokerage operations in an effort to reduce operating costs and to improve the profitability of its international brokerage operations. The Company incurred a restructuring charge of approximately $321,000 ($185,000 after tax) or $0.02 per share in 1998. The Company expects to complete the restructuring by the end of the first quarter 1999 and to incur additional non-recurring operating expenses of approximately $300,000. Following the restructuring, the Tokyo office will focus on sales and marketing activities, and the Company's Hong Kong operations will be responsible for the execution and settlement of transactions in Japanese equities. The Company does not believe that the restructuring will have a material adverse effect on the Company's international brokerage revenues.

         Investment management fee revenues increased 13.1% to $7.6 million for the year ended December 31, 1998, from $6.7 million in 1997. The increase is primarily attributable to an increase in the amount of assets under management in small capitalization growth equities, which are managed at a higher management fee rate, as well as appreciation on existing assets. Total assets under management increased 5.3% to $4.02 billion as of December 31, 1998, as compared with $3.82 billion as of December 31,1997, notwithstanding the termination of the Company's sole temporary assignment to manage $510 million in fixed income securities. The loss of these assets was offset by increases in assets managed in other investment disciplines, with the greatest growth in assets managed in international ADRs and small capitalization growth equities, and the addition of a new investment discipline, small capitalization value equities. Assets managed in small capitalization growth equities increased 18.1% to $698.5 million as of December 31, 1998 from $591.3 million as of December 31, 1997. As of December 31, 1998, the Company had 34 advisory clients which maintained 48 investment advisory accounts, as compared to 36 advisory clients that maintained 52 investment advisory accounts in 1997.

         Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the year ended December 31, 1998 increased 7.9% to $33.7 million from $31.2 million in 1997. These expenses were 44.1% of commission revenues in 1998 as compared to 45.1% in 1997. These expenses increased at a lower rate than commission revenues in 1998, primarily due to an increase in commissions resulting from execution-only brokerage and proprietary research.

         Clearing, floor brokerage and exchange charges decreased 9.0% to $9.5 million during the year ended December 31, 1998 from $10.5 million in 1997. These expenses represented 12.5% of commissions earned in

1998 and 15.2% of commissions earned in 1997. The decrease in these expenses as a percentage of commissions is primarily due to: (1) an increase in the percentage of commissions earned in U.S. equity markets, where such expenses are charged at lower rates than comparable trades executed in certain Asian markets; (2) a reduction in the costs of execution and settlement of U.S. equity transactions due in part to an increase in the average trade size;
and (3) a decrease in the percentage of commissions earned on transactions executed in Southeast Asian markets, where execution and settlement costs are higher, coupled with an increase in the percentage of commission revenues earned on transactions executed in the Hong Kong market, which cost less to execute and settle than comparable trades in other Asian markets.

         Employee compensation increased 8.8% to $22.0 million for the year ended December 31, 1998 from $20.2 million in 1997. This resulted primarily from an increase in discretionary and performance-based bonus compensation for 1998.

         All other expenses increased 10.3% to $11.6 million in the year ended December 31, 1998 as compared to $10.5 million in 1997. This resulted primarily from an increase in expenses related to market data, communications and some Year 2000 related expenses ($0.7 million), the write-off of certain fixed assets which consisted primarily of computer software and other technology expenses ($0.4 million) and the restructuring of the Company's office in Tokyo, Japan ($0.3 million). These increases were offset by decreases in office and marketing related expenses of $0.3 million.

         Net investment income for the year ended December 31, 1998 decreased 39.0% to $1.3 million as compared to $2.1 million in 1997. This decrease was primarily attributable to realized and unrealized losses of $0.7 million incurred during the third and fourth quarters 1998 on the Company's investments in limited partnerships and a managed portfolio of preferred stock and U.S. Treasury futures and options used to hedged the preferred stock, offset by other investment income. These losses resulted from significant declines in the global financial markets that occurred during the second half of 1998. See Item 7A, Qualitative and Quantitative Disclosures About Market Risk.

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

         Operating revenues increased 9.0% to $76.3 million for the year ended December 31, 1997 from $70.0 million for the year ended December 31, 1996. Global commission revenues, the principal source of the Company's revenues, increased 8.1% to $69.2 million for the year ended December 31, 1997 from $64.0 million for the year ended December 31, 1996. The increase in commission revenues resulted primarily from higher trading volume in the U.S. and Hong Kong equity markets. Commission revenues from international brokerage operations represented 32.7% of the Company's total commissions, as compared to 34.6% for the same period in 1996. See Note 12 to the Consolidated Financial Statements for information regarding operating revenues and profits by reportable segments.

         Operating revenues of the Company's domestic brokerage operations increased 11.2% to $47.0 million as compared to $42.3 million in 1996, primarily due to increased commission revenues generated in the U.S. equity and fixed income markets. Operating income of domestic brokerage operations decreased slightly (1.0%) to $5.8 million due to an increase in infrastructure costs. These costs included compensation and office-related expenses associated with the addition of sales, client service and trading personnel who were hired in 1997 as part of an effort to expand the Company's brokerage network and account base.

         Operating revenues of the Company's international brokerage operations in 1997 increased slightly (2.3%) due to increased trading activity in the Hong Kong equity markets, offset by decreased revenues in Japan. The Company's international brokerage operations experienced operating losses of $0.3 million in 1997 compared to modest operating income of $0.02 million in 1996. These losses primarily resulted from increased operating losses in Japan, which more than offset increased operating income in Hong Kong. In late 1997, the Company began a process of restructuring its Tokyo brokerage operations in an effort to reduce operating costs.

         Investment management fee revenues increased 19.1% to $6.7 million in 1997 from $5.6 million in 1996, notwithstanding an overall decrease in assets under management. Assets under management at December 31, 1997 decreased to $3.82 billion as compared to $4.27 billion in 1996 primarily due to the withdrawal of $1.1 billion of assets which were part of a temporary assignment from one client. Approximately $474 million of assets under management at December 31, 1997 represent a temporary assignment. The increase in investment management fee revenues reflects an increase in small capitalization growth equities assets which are managed for a higher fee, as well as appreciation on existing assets. Assets managed in small capitalization growth equities increased 32.7% to $591 million at December 31, 1997 from $446 million at December 31, 1996. At December 31, 1997, Axe-Houghton had 36 advisory clients which maintained 52 investment advisory accounts, as compared to 38 advisory clients that maintained 50 investment advisory accounts at December 31, 1996.

         Expenses related to research and other services provided to the Company's brokerage clients, including commission refunds, increased 7.3% to $31.2 million in 1997 from $29.1 million in 1996. These expenses were 45.1% of commissions in 1997 as compared with 45.4% in 1996. These expenses increased at a lower rate than commission revenues for the year ended December 31, 1997 primarily due to an increase in revenues resulting from execution-only brokerage and proprietary research.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition remained strong during 1998. At December 31, 1998, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $53.1 million compared with $47.6 million at December 31, 1997. Cash and equivalents decreased to $19.6 million in 1998 from $20.5 million in 1997. The principal source of cash in 1998 was net income of $4.7 million. In addition, the Company increased its accrued research/services payable and decreased receivables from customers by $3.6 million and $4.0 million, respectively (increasing liquidity). These increases were offset by decreases in payables to brokers and dealers of $4.3 million (decreasing liquidity). The decrease in cash from investing activities was primarily attributable to an increase in the Company's investment in securities owned and investments in limited partnerships of $7.7 million and $4.7 million, respectively, offset by a decrease in investments in U.S. Treasury obligations of $6.8 million (decreasing liquidity). The decrease in cash from financing activities was primarily attributable to purchases of 790,000 shares of the Company's Common Stock of $5.5 million, offset by the issuance of treasury stock of $0.7 million.

         The Company modified its cash management program during 1998 in an effort to increase its rate of return on investments. The Company invested a portion of funds previously held as cash and equivalents, U.S. government obligations and corporate bonds in investments which included limited partnership interests in two multi-manager, market neutral limited partnerships; a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions; and a bank-sponsored, flexible, market-linked deposit account which maintains investments in U.S. and foreign equity indices, floating rate deposits, baskets of European equity securities and a U.S. Treasury zero coupon bond. Each of these investments is managed by professional money managers. The flexible, market-linked deposit is not federally insured; however, the sponsoring bank has agreed to protect 100% of the Company's principal investment, less the bank's management fees, if the deposit is maintained for one year. These investments generally are not transferable and are less liquid than investments in U.S. government obligations and corporate bonds. Investment losses of $0.7 million incurred during 1998 with respect to the Company's limited partnership investments and preferred stock portfolio have not had a material effect on the Company's liquidity or capital resources.

         In 1999, the Company intends to reduce its investments in the market neutral limited partnerships from $4.6 million (as of December 31, 1998) to $1 million by withdrawing from one of the partnerships and reducing its investment in the other. The Company does not plan to renew its investment in the bank-sponsored deposit account once it matures in March 1999. The funds previously invested in the limited partnerships and the deposit account (totaling approximately $4.6 million) will be invested in U.S. Treasury securities and money market funds.

         During 1998, the Company disposed of certain fixed assets, which included computer software and other information technology assets, resulting in a write-off of $420,000.

          The Company has a line of credit aggregating $1,350,000, which is secured by certain U.S. Government obligations. Interest is paid at a variable rate based upon the Federal Funds rate plus 1%. In addition, the Company maintains overseas overdraft facilities as follows: (1) (pound)750,000 ($1,245,000), which bears a variable rate of interest based upon market rates in the U.K. and Europe; (2) HK$ 50,000,000 ($6,455,000), which bears a variable rate of interest based upon market rates in Hong Kong; and (3) HK$100,000,000 ($12,910,000) in an intra-day overdraft facility for the settlement of trades, which bears a variable rate of interest. In addition, the Company maintains a $5,000,000 foreign exchange line for its trading operations in Hong Kong.

         At December 31, 1997, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $47.6 million compared with $43.6 million at December 31, 1996. Cash and equivalents increased to $20.5 million in 1997 from $18.3 million in 1996. The principal source of cash was net income of $3.6 million. In addition, the Company increased its payables to brokers and dealers and accrued research/services payable by $3.9 million and $1.8 million, respectively (increasing liquidity). These increases were offset by increases in receivables from customers and net securities owned of $3.6 million and $0.7 million, respectively (decreasing liquidity). The decrease in cash from investing activities was primarily attributed to an increase in the Company's investment in U.S. Treasury obligations and purchases of equipment, furniture and leasehold improvements of $1.0 million (decreasing liquidity). The decrease in cash from financing activities was primarily attributable to purchases of shares of the Company's Common Stock of $3.1 million, offset by the issuance of treasury stock of $0.8 million and discontinuance of the payment of quarterly dividends during 1997.

         The Company believes that its current cash resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future needs. The Company continues to explore opportunities to expand existing businesses and to acquire new businesses, which could potentially have an impact on liquidity and capital resources.

YEAR 2000 READINESS DISCLOSURE

         The year 2000 issue ("Y2K Issue") is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year. The Y2K Issue affects the Company's information technology ("IT") systems (i.e., computer systems, network elements and software applications), as well as other business systems that have time-sensitive programs or microprocessors ("non-IT systems") that may not properly reflect or recognize the year 2000. The failure to reflect or recognize dates after 1999 could cause the Company's IT and non-IT systems to fail or cause errors which could lead to disruptions in operations or increased costs. Such failures could, for example, limit the Company's ability to execute trades, cause settlement of trades to fail, lead to incomplete or inaccurate accounting, recording or processing of securities trades, result in the generation of erroneous results or give rise to uncertainty about the Company's exposure to certain risks. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions, reputational harm and legal liability.

         The Company's operating subsidiaries are regulated by the SEC and comparable foreign regulators, as well as by NASDR and securities exchanges of which its subsidiaries are members. See "Business - Regulation". The Company's principal operating subsidiary, Hoenig & Co., is a U.S. registered broker-dealer and New York Stock Exchange member. As such, Hoenig & Co., is expected to achieve various milestones with respect to the Y2K Issue (i.e., remediation and testing) by March 31, 1999 and must submit a written certification that it is Y2K compliant by June 30, 1999. The Stock Exchange of Hong Kong requires that its members, including Hoenig (Far East) Limited, meet similar milestones by March 31, 1999 and file periodic status reports regarding its Y2K preparedness.

         Hoenig & Co. also is required to file a Form BD-Y2K with the SEC by April 30, 1999 which details its progress with respect to the Y2K Issue. In addition, under new SEC Rule 17a-5, Hoenig & Co. has retained an independent accounting firm to perform agreed upon procedures pursuant to AICPA Statement of Position 98-8 with regard to Hoenig & Co.'s Y2K effort and to prepare a report which must be filed with the SEC by April 30, 1999. The Company's U.S. registered investment adviser, Axe-Houghton Associates, must file a Form ADV-Y2K with the SEC detailing its Y2K effort and state of preparedness. The first such report was filed in December 1998, and the next one is due by June 7, 1999.

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

         The Company has completed Phase I of its program and has completed Phase II with respect to internal IT systems and non-IT systems that may be affected by the Y2K Issue, except with respect to several systems provided by certain third-party software vendors who have not yet confirmed their Y2K readiness.

         Like many financial services companies, the Company is heavily reliant upon third parties for many of the IT and non-IT systems that are essential to the Company's ability to perform its day-to-day operations. These third parties include trading counter-parties, financial intermediaries, securities exchanges, depositories, clearing brokers and agencies, clearing houses, commercial banks and various vendors, including providers of market data and pricing services, telecommunication services and other utilities. The Company continues to communicate with, and evaluate responses from, such third parties to determine the extent to which they are vulnerable to the Y2K Issue. As of December 31, 1998, the Company had not yet received sufficient information from certain third parties regarding their Y2K readiness. Based on current information, these third parties are expected to confirm their Y2K readiness by May 31, 1999. Most of the Company's third-party service providers issued upgrades or replacement products that are Y2K compliant in 1998; however, certain third parties failed to deliver Y2K upgrades by December 31, 1998 as expected. These third-party delays have delayed the Company's completion of Phases II and III from December 31, 1998, as previously reported.

         The Company has identified a number of internal IT and non-IT systems as being Y2K compliant. With respect to all systems identified as not Y2K compliant, the Company is in the process of remediating any Y2K problems through upgrades, corrections and replacements. As of February 28, 1999, the Company has completed 70% of Phase III and expects to complete Phase III with respect to its mission critical systems by March 31, 1999 and all other systems by May 31, 1999.

         The Company is in the process of testing its mission critical systems for Y2K compliance (Phase IV), which includes internal testing, industry-wide testing, point-to-point testing with third parties and integration testing. Hoenig (Far East) Limited was the Company's only brokerage subsidiary that was required to participate in industry-wide testing. Hoenig (Far East) Limited achieved successful results in the industry-wide tests conducted by The Stock Exchange of Hong Kong in March 1999. The Company anticipates that it will complete testing its mission critical systems for Y2K compliance by May 31, 1999. The Company also has begun to implement the changes necessary to address potential Y2K failures of its mission critical systems (Phase V) and anticipates that it will complete Phases IV and V of its program by June 30, 1999.

         Phases III and IV also involve developing contingency plans to address mission critical systems. The Company has developed contingency plans for its mission critical IT and non-IT systems located in the United States and is developing contingency plans for mission critical systems located in its international offices to timely address any potential Y2K problems. These plans define alternate services or products to be used (e.g., market data systems) or alternate processes to be followed in the event that a mission critical system fails. The failure to develop and implement, if necessary, adequate contingency plans could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

         Notwithstanding the Company's efforts to make contingency plans, there may not be readily available alternatives for the services provided by the Company's clearing brokers, securities exchanges and utilities. Even if the Company succeeds in addressing the Y2K Issue with respect to its internal systems, it can be materially adversely affected by the failures of third parties, such as its clearing brokers, clients, market counter-parties and exchanges, to remediate their own Y2K problems. In particular, in some international markets where the Company conducts business, the level of awareness and remediation efforts relating to the Y2K Isssue are believed to be less advanced than in the United States, and it is more difficult to obtain information from third parties about their Y2K readiness. As is true for other companies, the Company is vulnerable to Y2K failures beyond its control, particularly with respect to utility and transportation service providers.

         The Company has hired one full-time consultant as well as other consultants on an as needed basis to assist Company personnel in effecting the Company's Y2K program. In order to focus attention on the Y2K Issue, management has deferred certain other technology projects, but this deferral is not expected to have a material adverse effect on the Company's financial condition, results of operations and cash flows.

         Based on current information, the Company believes that,during 1999 and 2000, it will spend approximately $600,000 to $675,000 to complete the five-phase Y2K program and address the Y2K Issue, which includes the costs of software replacements and corrections, additional hardware and hardware upgrades, consulting fees and costs of additional personnel needed to implement contingency plans. The increase in estimated Y2K costs reflects additional anticipated consulting fees and an increase in the allocation of internal resources to the Y2K effort. The Company does not expect these costs to be material to its financial condition, results of operations or cash flows in a given period. The Company has funded, and will continue to fund, Y2K costs through operating cash flow. Y2K costs are expensed as they are incurred. The total amount of Y2K expenses incurred through February 28, 1999 was $269,598.

         The costs of addressing the Y2K Issue and anticipating dates for completing various Phases of the Company's Y2K Plan are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of third parties to address the Y2K Issue, the availability of cost-effective alternatives or replacements for third-party products and services which are not Y2K compliant and similar uncertainties.

EUROPEAN ECONOMIC MONETARY UNION (EMU)

         Beginning January 1, 1999, the "Euro" was adopted as the common legal currency of the participating countries in the European Economic Monetary Union
(EMU). As a result, various issuers re-denominated their securities in Euro. The Euro and participating member currencies will co-exist for a three-year transition period, with the Euro replacing the national currencies of participating countries at the end of the transition period.

         The Company completed a successful conversion to the Euro and has commenced trading and settlement in Euro without material exceptions. The costs associated with preparing the Company's IT systems for the Euro conversion, all of which were incurred and expensed in 1998, were immaterial.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         All of the Company's investments are subject to certain market risks. Market risk represents the risk of loss that may result from the potential change in the market value, cash flows and earnings of an investment and related derivatives as a result of fluctuations in interest rates, foreign exchange rates and equity prices. Market risk is inherent in investments that contain derivative and non-derivative financial instruments. The Company has established procedures to manage its exposure to market fluctuations and the changes in the market value of its investments.

         At December 31, 1998, the Company maintained investments in the following:


   o  Money market funds

   o  U.S. Government obligations

   o a diversified portfolio of investment grade preferred stock and U.S. Treasury futures to hedge the preferred stock positions

   o a bank-sponsored, flexible, market-linked deposit account which maintains investments in U.S. and foreign equity indices, floating rate deposits, a basket of European equity securities and a U.S. Treasury zero coupon bond

   o  Two market-neutral limited partnerships

   o  Two equity limited partnership investments managed by Axe-Houghton.

Each of these investments (except U.S. government obligations) is managed by professional money managers. The flexible, market-linked deposit is not federally insured; however, the sponsoring bank has agreed to protect 100% of the Company's principal investment, less the bank's management fees, if the deposit is maintained for one year.

         Each of the two market-neutral limited partnerships make investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies include relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading. These instruments were not included in the analysis of market risk due to the unavailability of information about the underlying securities held by these partnerships. The potential losses on these limited partnerships are limited to the value of the limited partnership interests. The value of these investments at December 31, 1998 was $4,637,881.

         Through Axe-Houghton, the Company maintains investments in two equity limited partnerships. Axe-Houghton is the general partner of each of these investment limited partnerships. These partnership interests are accounted for under the equity method of accounting and are excluded from the market risk analysis.

         In 1999, the Company intends to reduce its investments in the market-neutral limited partnerships by approximately $3.6 million, by withdrawing from one of the partnerships and reducing its investment in the other to $1 million. This is expected to occur by the end of March 1999. The Company does not plan to renew its investment in the bank-sponsored deposit account once it matures in March 1999. The funds previously invested in the limited partnerships and the deposit account will be invested in U.S. Treasury securities and money market funds. The Company will be subject to market risk (equity price risk) during the period prior to the redemption of these investments.

         The following paragraphs address the significant market risks associated with the Company's investments and related derivatives as of December 31, 1998.

         INTEREST RATE RISK. The Company's cash, U.S. Treasury obligations, and investment in the diversified portfolio of preferred stock is subject to interest rate risk. Changes in preferred stock prices closely correlate with interest rate fluctuations. This risk is mitigated by investments in financial futures contracts and options which are intended to hedge interest rate risk. If interest rates rise, the preferred stock portfolio will decline in value, but this decline should be offset by a profit earned on the financial futures or option position. Conversely, if interest rates decline, the value of the preferred stock portfolio should generally rise, but will be reduced by a loss on the financial futures or option positions. The manager of the Company's preferred stock portfolio continually monitors the hedge positions and adjusts them accordingly. In addition, the Company monitors this investment on an ongoing basis.

         FOREIGN EXCHANGE RISK. The Company is exposed to foreign currency risk arising from exchange rate fluctuations on its foreign denominated bank accounts, which are used in its international brokerage operations. The Company's primary exposure is in Japanese Yen, U.K. Pounds Sterling and Hong Kong dollars. The Company mitigates its foreign exchange exposure by maintaining foreign currency balances only to the extent necessary to meet the operational needs of its international subsidiaries.

         EQUITY PRICE RISK. The Company is exposed to equity price risk as a result of changes in the level or volatility of equity prices which effect the value of securities or other investments that derive their value from a particular stock or investment. The Company's equity-based investments depend upon the performance of each of the investment managers chosen. The Company attempts to reduce the risk of loss in its investments by using several professional money managers, whose results are reviewed on a monthly basis by management. In addition, the Company regularly consults with each of these managers regarding their investment processes.

RISK MEASUREMENT: SENSITIVITY ANALYSIS

         The Company measures market risk related to its holdings of financial instruments based on changes in interest rates, foreign currency rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis set forth below measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest rates, foreign currency exchange rates and equity prices. For the year ended December 31, 1998, the Company used interest rates and equity prices on its financial instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Company's market risk exposures (interest rate, equity price, foreign exchange), related to its non-trading financial instrument portfolios. The Company does not maintain a portfolio for trading purposes.

FAIR VALUES. The potential loss in fair values is based on an immediate change in:


   o the net present values of the Company's interest rate sensitive investments resulting from a 10% change in interest rates;

   o the U.S. dollar equivalent balances of the Company's foreign currency exposures due to a 10% shift in foreign currency exchange rates; and

   o the market value of the Company's equity positions due to a 10% change in equity prices.

CASH FLOWS AND EARNINGS. The potential loss in cash flows and earnings is based on the change in the Company's cash flows and earnings over a one-year time horizon based on an immediate 10% change in interest rates, equity prices and foreign currency prices.

         This sensitivity analysis is an estimate and should not be viewed as predictive of the Company's future financial performance, and there can be no assurance that the Company's actual losses in a particular year will not exceed the amounts indicated in the following table. Limitations in the analysis include:


   o the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis; and

   o the model assumes that the composition of the Company's assets and liabilities remains unchanged throughout the year.

Therefore, such models are tools and do not substitute for the experience and judgment of management.

         Based on the Company's analysis of the impact of a 10% change in interest rates and equity prices on its fair values, cash flows and earnings, the Company has determined that such a change would have a material impact on the fair values, earnings and cash flows of the Company's interest rate sensitive portfolios. However, the Company has adequate capital to absorb short-term market volatility. The table below shows the potential loss to fair values, earnings and cash flows of the Company's interest rate sensitive portfolios as of December 31, 1998.

Non-Trading portfolio:  Potential Losses on Interest Rate Sensitive Portfolios

                  Fair values                         $280,985
                  Cash flows                          $547,098
                  Earnings                            $547,098


A hypothetical 10% change in equity prices, does not have a material effect on the fair values, earnings and cash flows of the Company. In addition, a hypothetical 10% change in foreign currency exchange rates would result in a potential loss of $301,290 in the fair value of the Company's foreign currency position, and would have an immaterial effect on the earnings and cash flows of the Company.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         See Index to Financial Statements on Page F-1 in Item 14.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         Information concerning directors and executive officers of the Registrant is contained under the caption "Management" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         Information concerning executive compensation is contained under the caption, "Compensation of Executive Officers" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference. Information concerning compensation of directors is contained under the caption, "Proposal I - Compensation of Directors" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is contained under the caption, "Ownership of Common Stock of Certain Beneficial Owners and Management" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         Information concerning certain relationships and related transactions is contained under the caption, "Interest of Management in Certain Transactions" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

     *10.9 Employment Agreement between the Registrant and Max H. Levine, dated November 25, 1996. (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

----------------
* Identifies a management contract or compensatory plan or arrangement.

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


     *10.15 Amendment No. 1 to the 1996 Long-Term Stock Incentive Plan.
            (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1997.)

     *10.16 Employment Agreement, dated October 8, 1998, between Max H. Levine and the Registrant (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 14, 1998.)


     *10.17 Employment Agreement, dated as of April 9, 1998, between Seth M.
            Lynn, Jr. and Axe-Houghton Associates, Inc.

      21.1  Subsidiaries of the Registrant.

      23.1  Independent Auditors' Consent.

      27.1  Financial Data Schedule.

    (b) Reports on Form 8-K
        --------------------

        The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                               HOENIG GROUP INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 FINANCIAL STATEMENTS:
   Independent Auditors' Report                                         F-2

   Consolidated Financial Statements:

   Statements of Financial Condition
     December 31, 1998 and December 31, 1997                            F-3

   Statements of Income
     For the Years Ended December 31, 1998, 1997 and 1996               F-4


   Statements of Comprehensive Income
     For the Years Ended December 31, 1998, 1997 and 1996               F-5

   Statements of Changes in Stockholders' Equity
     For the Years Ended December 31, 1998, 1997 and 1996               F-6

   Statements of Cash Flows
     For the Years Ended December 31, 1998, 1997 and 1996               F-7

   Notes to Consolidated Financial Statements                        F-8 - F-20

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Hoenig Group Inc.


We have audited the accompanying consolidated statements of financial condition of Hoenig Group Inc. and subsidiaries ("Hoenig") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Hoenig's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hoenig Group Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
    New York, New York
    March 29, 1999


                                                          HOENIG GROUP INC.

                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               DECEMBER 31, 1998 and DECEMBER 31, 1997

                                                                                         1998                    1997
                                                                                         ----                    ----
ASSETS
Cash and equivalents                                                              $19,575,824             $20,468,926
U.S. Government obligations, at market value                                       10,909,066              17,754,737
Receivables from correspondent brokers and dealers                                  8,179,525               6,837,648
Receivables from customers                                                             78,864               4,031,489
Equipment, furniture and leasehold improvements,
  net of accumulated depreciation and amortization                                  1,704,407               2,207,121
Securities owned, at market value                                                   9,016,826               2,065,399
Exchange memberships, at cost                                                       1,321,235               1,321,235
Investment management fees receivable                                               1,963,374               1,297,684
Deferred research/services expense                                                  1,153,861               1,070,079
Investment in limited partnerships                                                  5,343,787                 633,858
Other assets                                                                        4,092,770               3,333,167
                                                                                  -----------             -----------
  Total Assets                                                                    $63,339,539             $61,021,343
                                                                                  ===========             ===========

LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                                 $11,927,766              $8,341,475
Accrued compensation                                                                7,317,812               5,701,392
Payable to brokers and dealers                                                        269,997               4,579,680
Payable to customers                                                                1,688,298                 902,914
Accrued expenses                                                                    1,474,478                 728,726
Other liabilities                                                                     644,003               1,241,435
                                                                                -------------             -----------
   Total Liabilities                                                               23,322,354              21,495,622
                                                                                  -----------             -----------

STOCKHOLDERS' EQUITY
Common Stock $.01 par value per share;
Voting- authorized 40,000,000 shares, issued
  - 10,846,150 shares in 1998 and 10,809,750 shares in 1997                           108,462                 108,098
Additional paid in capital                                                         27,301,478              26,628,159
Accumulated other comprehensive loss                                                 (883,750)               (930,035)
Retained earnings                                                                  24,876,560              20,190,841
                                                                                 ------------            ------------
                                                                                   51,402,750              45,997,063
Less restricted stock                                                                (150,000)                    -
Less treasury stock at cost - 2,202,911
shares in 1998 and 1,618,378 shares in 1997                                       (11,235,565)             (6,471,342)
                                                                                 ------------             -----------
Total Stockholders' Equity                                                         40,017,185              39,525,721
                                                                                 ------------              ----------
  Total Liabilities and Stockholders' Equity                                      $63,339,539             $61,021,343
                                                                                  ===========             ===========


   The Accompanying Notes to Consolidated Financial Statements are an Integral Part Hereof.


                                                          HOENIG GROUP INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996


Operating Revenues                                               1998               1997                1996
                                                                 ----               ----                ----
 Gross commissions ...............................         $76,234,097       $69,218,634         $64,015,412
 Investment management fees.......................           7,568,122         6,688,773           5,616,415
 Other............................................             141,962           407,927             398,413
                                                            ----------        ----------          ----------
   Total operating revenues.......................          83,944,181        76,315,334          70,030,240
                                                            ----------        ----------          ----------

Expenses
 Clearing, floor brokerage and exchange charges...           9,542,635        10,490,055          11,415,464
 Employee compensation............................          21,983,653        20,198,409          17,150,265
 Independent research and services................          33,656,253        31,194,531          29,083,205
 Other............................................          11,619,379        10,532,372           9,151,384
                                                            ----------        ----------          ----------
    Total expenses................................          76,801,920        72,415,367          66,800,318
                                                            ----------        ----------          ----------

Operating Income..................................           7,142,261         3,899,967           3,229,922

Investment Income and Other
 Interest, dividends..............................           1,861,714         1,956,162           1,577,749
 Gain (loss) on investments and other.............            (581,529)          140,925             159,140
                                                            ----------        ----------          ----------
 Net investment income and other..................           1,280,185         2,097,087           1,736,889
                                                            ----------        ----------          ----------

 Income before income taxes.......................           8,422,446         5,997,054           4,966,811
 Provision for income taxes.......................           3,736,727         2,417,390           2,080,024
                                                            ----------        ----------          ----------
 Net income ......................................          $4,685,719        $3,579,664          $2,886,787
                                                            ==========        ==========          ==========

 Net income per share basic  .....................          $     .53         $      .38          $      .31
                                                            ==========        ==========          ==========

 Net income per share diluted.....................          $      .50        $      .37          $      .31
                                                            ==========        ==========          ==========



                     The Accompanying Notes to Consolidated Financial Statements are an Integral Part Hereof.

                               HOENIG GROUP INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996



                                             1998          1997          1996
                                             ----          ----          ----


Net income                               $4,685,719    $3,579,664    $2,886,787
                                         ----------    ----------    ----------

Other comprehensive income (loss),
   net of tax

   Foreign currency translation adjustment   79,092      (162,344)      (21,419)

   Tax expense (benefit)                     32,807       (59,157)       (8,953)
                                         ----------    ----------     ---------
                                             46,285      (103,187)      (12,466)
                                         ----------    ----------     ---------
Comprehensive income                     $4,732,004    $3,476,477    $2,874,321
                                         ==========    ==========    ==========





  The Accompanying Notes to Consolidated Financial Statements are an Integral
                                  Part Hereof.


                                                          HOENIG GROUP INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996


                                                                                          Accumulated
                                                                                             Other
                                                  Additional                              Comprehensive
                                     Common       Paid In       Retained        Treasury     Income      Restricted
                                      Stock       Capital       Earnings         Stock       (Loss)         Stock        Totals
----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1996            $106,372    $25,724,382    $14,656,408    $(5,214,535)  $(814,382)          -      $34,458,245

Net income                                                       2,886,787                                               2,886,787
  Dividends                                                       (932,018)                                               (932,018)
  Employee stock options and
          purchase plans                            303,465                                                                303,465
  Issuance of treasury stock                       (151,959)                    1,062,458                                  910,499
  Issuance of common stock             1,262        235,516                                                                236,778
  Foreign currency translation
       adjustment                                                                             (12,466)                     (12,466)
                                   --------     -----------    -----------  -------------  ----------   ----------  --------------
Balance, December 31, 1996          107,634      26,111,404     16,611,177     (4,152,077)   (826,848)          -       37,851,290

  Net income                                                     3,579,664                                               3,579,664
  Employee stock options and
              purchase plans            464         515,870                                                                516,334
  Purchase of treasury stock                                                   (3,110,060)                              (3,110,060)
   Issuance of treasury stock                           885                       790,795                                  791,680
  Foreign currency translation
       adjustment                                                                            (103,187)                    (103,187)
                                   --------     -----------    -----------  -------------  ----------   ----------  --------------
Balance, December 31, 1997          108,098      26,628,159     20,190,841     (6,471,342)   (930,035)          -       39,525,721

 Net income                                                      4,685,719                                               4,685,719
 Issuance of restricted stock                       300,000                                              (150,000)         150,000
 Employee stock options and
          purchase plans                364         446,693                                                                447,057
  Purchase of treasury stock                                                   (5,478,302)                              (5,478,302)
  Issuance of treasury stock                        (73,374)                      714,079                                  640,705
  Foreign currency translation
       adjustment                                                                              46,285                       46,285
                                   --------     -----------    -----------  -------------  ----------   ----------  --------------
   Balance, December 31, 1998      $108,462     $27,301,478    $24,876,560   $(11,235,565)  $(883,750)  $(150,000)     $40,017,185
                                   ========     ===========    ===========  =============  ==========   ==========  ==============


              The Accompanying Notes to Consolidated Financial Statements are an Integral Part Hereof.


                                                                F-6

                               HOENIG GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                                                                 1998                   1997              1996
                                                                 ----                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 4,685,719            $ 3,579,664          $ 2,886,787
 Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
   Depreciation and amortization                             1,262,500              1,185,518              855,016
   Loss on disposal of fixed assets                            420,225                      -               80,950
   Foreign currency translation adjustment                      46,285               (103,187)             (12,466)
   Issuance of stock compensation                              447,057                516,334              303,465
  Changes in assets and liabilities:
      Securities owned, net                                    690,945               (709,444)             (47,438)
      Receivable from correspondent brokers and dealers     (1,341,877)              (673,519)          (1,414,426)
      Receivable from customers                              3,952,625             (3,595,163)            (436,326)
      Investment management fees receivable                  (665,690)               (498,313)            (311,967)
      Payable to customers                                     785,384                673,547              229,367
      Deferred research/services expense                       (83,782)              (437,165)             237,009
      Other assets                                            (759,603)              (597,443)             265,065
      Payable to brokers and dealers                        (4,309,683)             3,938,975              478,277
      Accrued research/services payable                      3,586,291              1,788,350            1,706,186
      Accrued compensation                                   1,616,420              1,252,303            2,012,684
      Accrued expenses                                         745,752               (235,019)          (1,601,539)
      Other liabilities                                       (512,307)               359,610              198,224
                                                         -------------          -------------        -------------
Net cash provided by operations                             10,566,261              6,445,048            5,428,868
                                                         -------------          -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                  6,845,671               (972,325)          (5,126,818)
  Investment in limited partnerships, at equity             (4,709,929)              (130,270)             495,158
  Investment in securities                                  (7,727,497)               144,057              796,720
  Acquisition of exchange seat                                       -                      -             (511,272)
  Purchase of equipment, furniture and leasehold
    improvements                                            (1,180,011)            (1,007,090)          (1,105,390)
                                                         -------------          -------------        -------------
  Net cash (used in) investing activities                   (6,771,766)            (1,965,628)          (5,451,602)
                                                         -------------          -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends                                                          -                      -             (932,018)
  Issuance of restricted stock                                 150,000                      -                    -
  Treasury stock purchased                                  (5,478,302)            (3,110,060)                   -
  Issuance of treasury stock                                   640,705                791,680              910,499
  Issuance of common stock                                           -                      -              236,778
                                                         -------------          -------------        -------------
  Net cash (used in) provided by financing activities       (4,687,597)            (2,318,380)             215,259
                                                         -------------          -------------        -------------

  Net increase (decrease) in cash and equivalents             (893,102)             2,161,040              192,525
  Cash and equivalents beginning of year                    20,468,926             18,307,886           18,115,361
                                                         -------------          -------------        -------------

  Cash and equivalents end of year                         $19,575,824            $20,468,926          $18,307,886
                                                         =============          =============        =============
  Supplemental disclosure of cash flow information:
         Interest paid:                                  $     160,540          $     187,067        $      40,767
         Taxes paid:                                     $   4,240,580          $   1,958,250        $   1,419,169


- Non-cash item:  1996 conversion of subordinated debenture to common stock was
                  $62,500.

The Accompanying Notes to Consolidated Financial Statements are an Integral Part Hereof.

                               HOENIG GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1998


1. The accompanying financial statements include the accounts of Hoenig Group Inc. and its wholly-owned operating subsidiaries, Hoenig & Co., Inc. ("Hoenig"), Hoenig & Company Limited ("Limited"), Hoenig (Far East) Limited ("Far East") and Axe-Houghton Associates, Inc. ("Axe-Houghton"), referred to as the "Company". The Company, through its wholly-owned brokerage subsidiaries, provides global securities brokerage, marketing and distribution of proprietary and independent third-party research and other related services to institutional clients. The Company's wholly-owned asset management subsidiary, Axe-Houghton, provides professional investment management to public and corporate employee benefit plans, investment partnerships and other institutional clients. All material intercompany accounts and transactions have been eliminated in consolidation.

2. Significant Accounting Policies. The following is a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements:


     Securities transactions and the related revenues and expenses are recorded on a trade date basis. U.S. Government obligations consist of U.S. Treasury bills and U.S. Treasury notes with varying maturities. Securities owned, which consist primarily of a diversified portfolio of investment grade preferred stock and U.S. Treasury futures and options used to hedge the preferred stock positions and a bank sponsored flexible market-linked deposit, are valued at market. Unrealized gains and losses are reflected in the Statements of Income.

     Independent research and directed brokerage arrangements are accounted for on an accrual basis in accordance with generally accepted accounting principles. Commission revenue is recorded when earned on a trade date basis. Deferred research/services expense and accrued research/services payable relating to these arrangements are accounted for on a customer-by-customer basis and are separately identified in the Statements of Financial Condition. Included in accrued research/services payable and in the Company's Statements of Income under independent research and services are accruals for commission refunds and services to be provided under directed brokerage arrangements, as well as for research and brokerage services to be provided under independent research arrangements.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during those periods. Significant estimates are made with respect to the accruals for independent research and services to be provided in the future. Actual results could differ from those estimates.

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

     Assets and liabilities of Limited, Far East and Hoenig's branch office in Tokyo are translated at year-end rates of exchange, and revenues and expenses are translated at average rates of exchange during the year. Gains or losses from foreign currency transactions are included in net income. Gains or losses resulting from foreign currency translation adjustments are reflected in the Company's Statements of Comprehensive Income and are accumulated in a separate component of stockholders' equity in the Company's Statements of Financial Condition.

     For purposes of the Statement of Cash Flows, the Company considers money market funds and certificates of deposit with maturities of three months or less when acquired to be cash equivalents.


     The Company uses the asset and liability method in providing for income taxes on all transactions that have been recognized in the consolidated financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the taxes at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

     The Company has classified goodwill as the cost in excess of fair value of the net assets acquired in a purchase transaction. Goodwill is amortized on a straight-line method over the life of the asset. The carrying value of costs in excess of net assets acquired is reviewed for impairment periodically by the Company. As of December 31, 1998 and 1997, goodwill net of accumulated amortization was $1,534,349 and $1,007,056, respectively, and is included in other assets in the Statements of Financial Condition.

     The Financial Accounting Standards Board has issued Statement of Financials Standards No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards of reporting of comprehensive income and its components. Comprehensive income includes gains or losses resulting from the translation of the Company's foreign currency financial statements which are included in stockholder's equity in the Statements of Financial Condition.


     Certain reclassifications have been made to periods prior to 1998 to conform to the 1998 presentation.

3.   EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

                                                                   December 31,
                                                          ---------------------------
                                                                1998            1997
                                                                ----            ------
Equipment                                                 $2,747,163        $2,863,405
Furniture                                                    963,468           925,612
Leasehold Improvements                                     1,181,451         1,171,148
                                                           ---------         ---------
Total                                                      4,892,082         4,960,165

   Less:  Accumulated depreciation and amortization      (3,187,675)       (2,753,044)
                                                         -----------       -----------
                                                          $1,704,407        $2,207,121

4. COMMITMENTS AND CONTINGENCIES. The Company has leases covering office space and automobiles which expire or are terminable on various dates beginning in May 1999 and ending in 2002. Future minimum annual rental payments under these leases approximate $820,000 in 1999, $571,000 in

2000, $482,000 in 2001 and $223,000 in 2002. Various leases contain provisions for escalation of rental payments based on increases in certain costs incurred by the landlord. The composition of total rental expense for the years ended December 1998, 1997 and 1996 was as follows:


                                                 1998                        1997                     1996
                                                 ----                        ----                     ----
Minimum rentals                             $  921,000                $   924,000              $   925,000
Contingent rentals                             168,000                    193,000                  155,000
                                             ---------                    -------                  -------
   Total rental expense                     $1,089,000                 $1,117,000               $1,080,000
                                            ==========                 ==========               ==========

     Pursuant to an employment agreement expiring on December 31, 1999, the Company is obligated to pay one executive officer aggregate minimum annual compensation of $400,000. Pursuant to employment agreements expiring on December 31, 2001, Hoenig is obligated to pay one employee and one executive officer aggregate minimum compensation of $825,000. In addition, Hoenig has employment arrangements with seven employees, which provide for severance payments in the event of termination of employment without cause. The total amount due under these agreements, which expire at various times through August 4, 2000, is approximately $587,000. Axe-Houghton is obligated to pay two individuals aggregate minimum annual compensation of $555,000 pursuant to employment agreements expiring on April 8, 2001, and two individuals aggregate minimum annual compensation of $1,200,000, pursuant to employment agreements expiring on December 31, 2000.

     The Company and each of the holders of Common Stock outstanding prior to the Company's 1991 initial public offering have entered into a shareholders' agreement whereby upon the death of each such holder, the shareholder's estate has an option to sell those shares of Common Stock to the Company at a price equal to 10% below the market value of these shares, as defined. The Company is obligated to purchase the number of shares of Common Stock which results in an aggregate purchase price equal to the greater of any insurance proceeds received by the Company or $1,000,000. The Company maintains life insurance on the lives of shareholders owning more than 350,000 shares of Common Stock and certain other shareholders who are parties to a shareholder's agreement in order to cover its potential liability under those shareholder agreements. The cash surrender value of these insurance policies was $628,065 and $517,815 at December 31, 1998 and 1997, respectively.

     In 1998, a former employee of the Company instituted an arbitration before NASD Regulation against the Company and Fredric P. Sapirstein, the Company's Chief Executive Officer. The former employee principally alleges that defendants wrongfully terminated his employment in breach of the employment agreement and falsely stated the reason for his termination in a securities regulatory filing on Form U-5. The former employee is seeking approximately $2.2 million in compensatory damages against each of the defendants, plus punitive damages, liquidated damages, interest, reasonable attorneys' fees and modification of the Form U-5. The Company has filed an answer, denying the former employee's allegations, and a counter-claim against the former employee seeking damages of not less than $220,000, based on the former employee's breach of his employment agreement with the Company. The Company believes that it has meritorious defenses to the arbitration, and intends to vigorously oppose the claims and pursue its counter-claim against the former employee. In the opinion of management, resolution of this matter is not expected to have a material adverse affect on the Company's financial condition, results of operations or cash flows.


5. NET CAPITAL AND RESERVE REQUIREMENTS. Hoenig is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that Hoenig maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 1998, Hoenig's minimum required net capital was $855,000, its net capital ratio was .99 to 1, and its actual net capital was approximately $12,904,000, which was approximately $12,049,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig & Co., Inc.) capital requirement at December 31, 1998 was (Y)45,000,000 ($396,000). Limited is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at December 31, 1998 was (pound)415,000

($689,000). It had actual capital of (pound)1,220,000 ($2,025,000), and excess financial resources at such date of (pound)805,000 ($1,336,000). Far East is required to maintain liquid capital of the greater of HK$3,000,000 ($388,000) or 5% of the average quarterly liabilities. Far East's required liquid capital was approximately HK$11,325,000 ($1,462,000) at December 31, 1998, and it had actual capital of HK$41,851,000 ($5,403,000) and excess liquid capital of approximately HK$30,527,000 ($3,941,000).


6. PENSION PLAN. The Company has defined contribution plans covering substantially all of its regular employees. Company contributions under these plans are made annually at the discretion of management. Contributions were approximately $524,000 for 1998, $475,000 for 1997, and $423,000 for 1996.

7. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK. Hoenig, Far East and Limited are securities broker-dealers engaged in various trading and brokerage activities on behalf of institutional customers, including insurance companies, pension plans, mutual funds, limited partnerships and other financial institutions on an agency and riskless principal basis only. Their exposure to off balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill its obligations arising from a transaction. Each of Hoenig and Limited has an agreement with its clearing agent that provides that it is obligated to assume any losses related to the nonperformance of its customers. Hoenig and Limited each monitor customer brokerage activity by reviewing information received from their clearing agents on a daily basis.


8. FINANCIAL INSTRUMENTS. For purposes of increasing its rate of return on investments, in 1998 the Company modified its cash management program and invested in, among other things, a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions and a bank-sponsored, flexible, market-linked deposit which maintains investments in U.S. foreign equity indices, floating rate deposits, baskets of European equity securities and a U.S. Treasury zero coupon bond. Each of these investments is managed by professional money managers. The flexible, market-linked deposit is not federally insured; however, the sponsoring bank has agreed to protect 100% of the Company's principal investment, less management fees due to the bank, if the Company maintains the deposit for one year.

     Each of these investments uses or includes derivative financial instruments for the purpose of reducing exposure to certain investment risks, including interest rate fluctuations. These investments are accounted for at fair market value based upon available market information and valuations received from the managers. Changes in the market value, as well as gains or losses resulting from the termination or maturity of these instruments, are recognized as gains or losses on investments in the period in which they occur. The Company does not hold financial instruments for trading purposes as part of its business operations. The Company has determined that it will not renew the flexible deposit account after the one year term matures in March 1999. These funds will be reinvested in U.S. Treasury obligations and money market funds.

     Substantially all of the Company's financial instrument assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

9. INVESTMENT IN LIMITED PARTNERSHIPS. Axe-Houghton is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 0.29% ($41,328) and 18.56% ($664,578) at December 31, 1998 and 0.41% ($41,506 and 17.1% ($592,352) at
December 31, 1997. Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.


     In 1998, the Company modified its cash management program for the purpose of increasing its rate of return on investments. As part of that program, the Company invested in two multi-manager, market neutral limited partnerships. These multi-manager limited partnerships, which are managed by professional money managers, make investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies include relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading. The Company's investment interest in one of the limited partnerships was approximately 16.25% ($1,718,109) at December 31, 1998 and is accounted for under the equity method. The remaining limited partnership investment was less than a 5% interest at December 31, 1998 and is accounted for at Fair Market Value. The aggregate value of these investments at December 31, 1998 was $4,637,881.

     The Company has determined that it would reduce its investments in these limited partnerships by approximately $3.6 million in 1999. This reduction will occur during the first half of 1999. The Company expects to reinvest these funds in U.S. Treasury obligations and money market funds.


10. INCOME TAXES. The Company, excluding its foreign affiliates, files consolidated federal and combined New York State and New York City income tax returns. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. The primary differences are deferred compensation charges and unrealized losses and gains on investments.

         Income from operations before provision for taxes on income consists of:


                                                             1998                  1997                   1996
                                                             ----                  ----                   ----
Domestic                                               $7,718,709            $4,759,747             $4,434,054
Foreign                                                   703,737             1,237,307                532,757
                                                          -------             ---------             ----------
                                                       $8,422,446            $5,997,054             $4,966,811
                                                       ==========            ==========             ==========

         The provision for taxes on income from operations consists of:

                                                             1998                  1997                    1996
                                                             ----                  ----                    ----
Current tax expense
  Federal                                              $2,525,506            $1,490,837              $1,418,766
  State and local                                       1,090,174               673,118                 489,704
  Foreign                                                 196,651                83,722                  15,021
                                                          -------             ---------               ---------
Total current provision                                 3,812,331             2,247,677               1,923,491
                                                        ---------             ---------               ---------

Deferred tax expense (benefit)
  Federal                                                (53,202)               127,222                  75,225
  State and local                                        (22,402)                42,491                  81,308
                                                       ----------               -------                --------
Total Deferred                                           (75,604)               169,713                 156,533
                                                       ----------               -------                 -------
Total Provision                                        $3,736,727            $2,417,390              $2,080,024
                                                       ==========            ==========              ==========


         Deferred tax assets and liabilities consist of the following:

                                                             1998                   1997                  1996
                                                           ASSETS                 ASSETS                ASSETS
                                                    (LIABILITIES)          (LIABILITIES)          (LIABILITIES)
Deferred assets and liabilities
  Fixed assets                                           $169,119               $147,016               $157,688
  Accrued compensation                                     32,988                195,492                301,451
  Investments                                              61,935                      -                      -
  Other                                                    34,343                   9,107                34,344
                                                       ----------               ---------               -------
  Gross deferred assets                                   298,385                351,615                493,483

Deferred tax liabilities - Investments                  (258,290)              (426,505)              (393,059)
Other                                                    (32,882)                      -                      -
                                                       ----------            -----------        ---------------
Net deferred taxes receivable (payable)               $     7,213            $ (74, 890)               $100,424
                                                      ===========            ===========               ========

     The provision for taxes on income for the years ended December 31, 1998, 1997 and 1996 differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:


                                                             1998                   1997                   1996
                                                             ----                   ----                   ----

Computed tax provision                                 $2,863,632             $2,038,998             $1,688,716
State and local taxes, net of Federal benefit             704,729                472,302                277,821
Differential on foreign tax rates                        (42,620)              (336,962)              (166,116)
Other                                                     210,986                243,052                279,603
                                                     ------------            -----------            -----------
   Totals                                              $3,736,727             $2,417,390             $2,080,024
                                                       ==========             ==========             ==========

Effective tax rate                                          44.3%                  40.3%                  41.9%
                                                     ============            ===========           ============


     At December 31, 1998, the Company had approximately $2.6 million of accumulated earnings of foreign subsidiaries. The Company has not recorded a tax provision for income tax that could occur upon repatriation. It is the Company's intent to keep such earnings permanently invested abroad until they can be repatriated in a tax efficient manner. It is not practicable to determine the amount of income taxes payable in the event all such earnings are repatriated.


11. SHORT-TERM BORROWINGS. The Company has a line of credit of approximately $1,350,000 which is secured by certain U.S. Government obligations. No amounts were due under this line of credit at December 31, 1998 or December 31, 1997. Interest is charged at a variable rate equal to the Federal Funds rate plus 1%.

         In addition, the Company maintains overseas overdraft facilities as follows: (1) (pound)750,000 ($1,245,000), which bears a variable rate of interest based upon prevailing market rates in the United Kingdom and Europe;
(2) HK$50,000,000 (approximately $6,455,000), which bears a variable rate of interest based upon current market rates in Hong Kong; and (3) HK$100,000,000 (approximately $12,910,000) in an intra-day overdraft facility to facilitate the settlement of trades, which bears a variable rate of interest. In addition, the Company maintains a $5,000,000 foreign exchange line for trading operations in Hong Kong. No amounts were due under these facilities at December 31, 1998 or December 31, 1997.


12. SEGMENT REPORTING. The Financial Accounting Standards Board issued Statement of Financial Standards No 131, "Disclosures about Segments of an Enterprise and Related Information" to assist financial statement users in assessing the performance of an enterprise, prospect for future cash flows, and to make informed decisions about an enterprise. The Company has three reportable operating segments: domestic brokerage, international brokerage and asset management. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States), and international (United Kingdom, Hong Kong and Tokyo) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer. The Company's wholly-owned asset management subsidiary provides professional investment management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its U.S. office.

     The Company changed its segment presentation in 1998 to better reflect the way in which management evaluates the Company's business in deciding how to allocate resources and assess performance. This change also reflects the restructuring of the Company's international brokerage operations, in particular its Tokyo brokerage operations.

     The accounting policies of the segment are the same as those described in the summary of significant accounting policies (see footnote 2). The Company evaluates performance based upon operating profit or loss, not including interest and investment income, as well as certain intercompany expenses. The Company does not allocate certain corporate assets (goodwill and certain fixed assets) to its reportable segments.

      The following table illustrates significant financial data for each reportable segment:


                                            DOMESTIC             INTERNATIONAL
1998                                        BROKERAGE              BROKERAGE       ASSET MGMT           TOTAL
                                            ---------              ---------       ----------           -----
Revenues from external customers          $60,132,665           $16,243,394         $7,568,122     $83,944,181
Segment operating profit(loss)             10,617,793             (939,290)          2,539,375      12,217,878
Interest & investment income                  790,976               430,775            175,206       1,396,957
Interest expense                               94,292                94,803                 --         189,095
Depreciation and amortization                  39,863               299,168             36,194         375,225
Segment assets                             32,558,465            14,795,567          5,984,872      53,338,904
                                          -----------           -----------         ----------     -----------



                                            DOMESTIC             INTERNATIONAL
1997                                        BROKERAGE              BROKERAGE       ASSET MGMT           TOTAL
                                            ---------              ---------       ----------           -----
Revenues from external customers          $46,963,302           $22,663,259         $6,688,773     $76,315,334
Segment operating profit(loss)              5,782,548             (310,391)          2,261,875       7,734,032
Interest & investment income                  894,511               363,363            174,073       1,431,947
Interest expense                               40,741               151,487                  -         192,228
Depreciation and amortization                  48,037               385,420             46,045         479,502
Segment assets                             23,602,501            18,450,043          3,902,730      45,955,274
                                          -----------           -----------         ----------     -----------



                                            DOMESTIC             INTERNATIONAL
1996                                        BROKERAGE              BROKERAGE       ASSET MGMT           TOTAL
                                            ---------              ---------       ----------           -----


Revenues from external customers          $42,250,929           $22,162,896         $5,616,415     $70,030,240
Segment operating profit(loss)              5,854,302                26,154            952,342       6,832,798
Interest & investment income                  753,735               265,593            136,660       1,155,988
Interest expense                                6,113                48,115             60,789         115,017
Depreciation and amortization                  37,593               253,516             57,667         348,776
Segment assets                             21,820,000            12,927,230          2,390,227      37,137,457
                                          -----------           -----------         ----------     -----------



Information for the Company's reportable segments as it relates to the consolidated totals are as follows:


                                                   1998                       1997                      1996
                                                   ----                       ----                      ----
OPERATING REVENUES:
Domestic brokerage                          $60,132,665                $46,963,302               $42,250,929
International brokerage                      16,243,394                 22,663,259                22,162,896
Asset management                              7,568,122                  6,688,773                 5,616,415
                                            -----------                -----------               -----------
Total Operating Revenues                    $83,944,181                $76,315,334               $70,030,240
                                            ===========                ===========               ===========

OPERATING PROFIT OR LOSS:

Domestic brokerage                          $10,617,793                 $5,782,548                $5,854,302
International brokerage                       (939,290)                  (310,391)                    26,154
Asset management                              2,539,375                  2,261,875                   952,342
General corporate                           (5,075,617)                (3,834,065)               (3,602,876)
                                            -----------                -----------               -----------
Total operating profit                        7,142,261                  3,899,967                 3,229,922
Interest & investment income                  1,280,185                  2,097,087                 1,736,889
                                            -----------                -----------               -----------
Income before income taxes                   $8,422,446                 $5,997,054                $4,966,811
                                             ==========                 ==========                ==========


ASSETS:
Domestic brokerage                          $32,558,465                $23,602,501               $21,820,000
International brokerage                      14,795,567                 18,450,043                12,927,230
Asset management                              5,984,872                  3,902,730                 2,390,227
General corporate                             7,562,438                 12,954,891                12,711,281
Unallocated goodwill                          1,534,349                  1,007,056                   739,155
Unallocated fixed assets                        903,848                  1,104,122                   940,002
                                            -----------                -----------               -----------
Total                                       $63,339,539                $61,021,343               $51,527,895
                                            ===========                ===========               ===========



     Prior periods have been restated to conform to the 1998 segment presentation.


     No one single customer accounted for greater than 10% of total revenues for the years ended December 31, 1998, 1997 and 1996.

13. STOCKHOLDERS' EQUITY. The Company, which was incorporated in Delaware in August 1991, has 40,000,000 authorized shares of Common Stock with a par value of $.01 per share and 1,000,000 authorized shares of preferred stock with a par value of $.01 per share.

     The Board of Directors of the Company (the "Board") has the power, without further action by the stockholders, to issue 1,000,000 shares of preferred stock as a class without series, or in one or more series, and to fix the voting rights, designations, preferences and relative participating, optional and other special rights, and the qualifications, limitations and restrictions applicable thereto. At December 31, 1998, no preferred stock had been issued.

     On June 17, 1998, the Company's Board authorized the management of the Company to repurchase up to an additional one million shares of the Company's Common Stock from time to time in open-market and privately negotiated transactions. At June 30, 1998, the Company had completed the one million-share repurchase program announced in November 1994. The 1994 repurchase program was in addition to the one million shares repurchased in a previous program announced in the fourth quarter 1992.

     During 1998, the Company repurchased 790,000 shares of Common Stock at an aggregate cost of $5.5 million, 265,712 shares of which were purchased under the 1998 repurchase program. At December 31, 1998, the Company has repurchased a total of 2,265,712 shares of Common Stock under these three repurchase programs. The total cost of all purchases under the repurchase programs and the purchase of 650,000 shares from the Estate of Ronald H. Hoenig in December 1995 (net of 712,801 shares issued out of Treasury Stock) has been $11,235,565.

     On January 14, 1997, the Company adopted a Stockholders' Rights Plan, under which rights were distributed as a dividend at the rate of one right for each share of Common Stock of the Company held by stockholders of record as of the close of business on January 31, 1997 and thereafter will be attached to each share of Common Stock until the rights become exercisable or expire. Each right initially entitles stockholders to purchase one one-hundredth of a share of preferred stock for $18. Upon exercise of the right, the holder will receive Common Stock having a value equal to twice the value of the $18 price of the fractional preferred share. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the Company's Common Stock. The Company generally will be entitled to redeem the rights prior to their expiration at $0.01 per right at any time until 10 days following a public announcement that a 20% position in the Company's common stock has been acquired. The rights expire on January 14, 2007.

14. STOCK-BASED AWARDS. The Company has a compensation plan which provides for stock-based awards. The 1996 Long-Term Stock Incentive Plan (the "1996 Plan") provides for the Company to award or grant to directors, officers and other key employees and consultants of the Company and its subsidiaries, U.S. stock options, U.K. stock options, SARs, restricted stock, deferred stock and stock granted as a bonus or in lieu of other awards as authorized by the Compensation and Stock Option Committee of the Company's Board. The 1996 Plan was adopted by the Board on November 14, 1996, and approved at the 1997 Annual Meeting of Stockholders. Upon approval of the 1996 Plan, two earlier stock option plans were merged into the 1996 Plan, and no new shares have since been issued under those plans. The total number of shares issuable under the 1996 Plan when approved was 2,988,000 shares, 1,000,000 shares issuable under the 1996 Plan plus 1,988,000 of shares of stock that would have been issuable under the two earlier stock option plans. The 1996 Plan provides for the issuance of U.S. stock options (which may be either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified stock options) and U.K. stock options. The 1996 Plan has been approved by the United Kingdom Board of Inland Revenue under the Income and Corporation Taxes Act of 1988. Each of the two earlier stock option plans initially provided for the issuance of up to 1,000,000 shares of Common Stock in connection with the grant of U.S. stock options (which may be either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified stock options) and U.K. stock options. Stock options granted under these plans generally vest over a one to three-year period and expire 5-10 years from the date of grant.

     Transactions related to U.S. incentive stock options and U.K. stock options granted under the Company's plans were as follows:


                                                                                       WEIGHTED       NUMBER
                                                     NUMBER OF      EXERCISE PRICE     AVERAGE      OF SHARES
                                                       SHARES          PER SHARE    EXERCISE PRICE EXERCISABLE
                                                       ------          ---------    -------------- -----------
Outstanding at December 31, 1995                       597,367       $2.813-6.325         $4.70        353,700
                                                                                                       =======
     Granted . . . . . .                               253,334        3.625-4.750          3.91
     Canceled or expired . . . . . .                  (208,200)                            5.46
                                                       --------                            ----

Outstanding at December 31, 1996                       642,501        2.813-5.750          4.24        311,389
                                                                                                       =======
     Granted . . . . . .                               199,000         4.75-6.50           5.77
     Canceled or expired . . . . . .                   (70,333)                            4.63
     Exercised . . . . .                               (97,667)       2.813-5.088          4.39
                                                      --------        -----------          ----

Outstanding at December 31, 1997                       673,501        3.625-5.00           4.63        319,224
                                                                                                       =======
     Granted . . . . . .                                37,500        6.188-7.063          6.25
     Canceled or expired . . . . .                     (59,329)                            4.91
     Exercised . . . . . .                            (132,420)       3.813-5.225          4.83
                                                      --------        -----------          ----

Outstanding at December 31, 1998                       519,252       $3.625-7.063         $4.66        339,092
                                                      ========       ============         =====        =======


Transactions related to U.S. non-qualified stock options granted under the Company's plans were as follows:

                                                                                       WEIGHTED       NUMBER
                                                     NUMBER OF      EXERCISE PRICE     AVERAGE       OF SHARES
                                                     SHARES            PER SHARE    EXERCISE PRICE  EXERCISABLE
                                                     ------            ---------    --------------  -----------
Outstanding at December 31, 1995                        67,833        $0.10-4.688       $  0.77         42,500
                                                                                                        ======
     Granted . . . . . .                               941,666         0.10-5.000          4.33
     Canceled or expired . . . . .                      (2,000)                            3.625
     Exercised . . . . .                               (42,500)             0.10           0.10
                                                     ---------                            ------

Outstanding at December 31, 1996                       964,999         0.10-5.00           4.27        151,945
                                                                                                       =======
     Granted . . . . . .                                72,500         4.75-6.00           5.62
     Canceled or expired . . . . .                     (25,333)                            3.55
     Exercised . . . . .                              (101,667)        0.10-3.625          3.57
                                                     ---------                            ------

Outstanding at December 31, 1997                       910,499         0.10-6.00           4.48        132,444
                                                                                                       =======
     Granted . . . . .                                 280,000        6.188-6.75           6.32
     Canceled or expired . . . .                        (3,333)                            0.10
     Exercised . . . . .                                (1,667)             0.10           0.10
                                                     ---------        -----------         ------

Outstanding at December 31, 1998                     1,185,499        $ 0.10-6.75         $4.93        739,611
                                                     =========        ===========         ======       =======

U.S. AND U.K. incentive stock options outstanding at December 31, 1998 were as follows:


                                                                        WEIGHTED
                                                                         AVERAGE
                                                     NUMBER OF          EXERCISE          EXERCISABLE
                                                        SHARES             PRICE              OPTIONS
                                                        ------             -----              -------
Price Range $3.625 - 3.875                             141,168             $3.66              104,892
     (Weighted average contractual life 7.55 yrs)

Price Range $4.00 - 4.75                               219,917             $4.19              182,697
      (Weighted average contractual life 7.02 yrs)

Price Range $5.594 - 7.063                             158,167             $6.22               51,503
      (Weighted average contractual life 8.91 yrs)     _______             _____              _______


         Total                                         519,252             $4.66              339,092
                                                       =======             =====              =======

U.S. non-qualified stock options outstanding at December 31, 1998 were as follows:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                     NUMBER OF          EXERCISE          EXERCISABLE
                                                        SHARES             PRICE              OPTIONS
                                                        ------             -----              -------
     Price Range $0.1                                   14,999           $  0.10               12,777
          (Weighted average contractual life 2.03 yrs)

     Price Range $3.625 - 4.75                         328,000             $3.70              218,500
           (Weighted average contractual life 7.07 yrs)

     Price Range $5.00 - 6.00                          562,500             $5.08              508,334
           (Weighted average contractual life 7.90 yrs)

     Price Range $6.188 - 6.75
        (Weighted average contractual life 9.19 yrs)   280,000             $6.32                    -
                                                       -------              ----         ------------

                                   Total             1,185,499             $4.93              739,611
                                                     =========             =====              =======


     At December 31, 1998, U.S. incentive stock options and U.K. stock options to purchase 519,252 shares were outstanding, but due to vesting requirements, options to purchase 180,160 shares were not exercisable at December 31, 1998. At December 31, 1998, U.S. non-qualified stock options to purchase 1,185,499 shares were outstanding, but due to vesting requirements, 445,888 shares were not exercisable at December 31, 1998.


     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the fair value of stock-based awards granted under the Company's plans. Had compensation cost for stock-based awards granted under these plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                               1998                   1997              1996
                                                               ----                   ----              ----

     Net Income - as reported                            $4,685,719             $3,579,664        $2,886,787
                                                         ==========             ==========        ==========

     Net Income - pro forma                              $3,877,826             $3,098,167        $2,541,407
                                                         ==========             ==========        ==========

     Earnings per share basic - as reported              $      .53             $      .38        $      .31
                                                         ==========             ==========        ==========

     Earnings per share diluted - as reported            $      .50             $      .37        $      .31
                                                         ==========             ==========        ==========

     Earnings per share basic - pro forma                $      .44             $      .33        $      .27
                                                         ==========             ==========        ==========

     Earnings per share diluted - pro forma              $      .41             $      .32        $      .27
                                                         ==========             ==========        ==========


     The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the period:

                                                               1998                  1997             1996
                                                               ----                  ----             ----
     Risk free interest rate                                  4.75%                  5.7%        6.0%-6.5%

     Dividend yield                                               -                     -             2.0%

     Expected life of option                                 5 years               5 years          5 years

     Expected volatility as calculated at
        the time of each grant                             24.6%-39.9%          30.4%-135.6%      48.2%-72.0%

     DEFERRED STOCK. During 1997, the Company granted 107,000 shares of deferred stock to certain employees of the Company under the 1996 Plan. The deferred stock granted vests equally over a three-year period. The Company records compensation expense over the vesting period based upon the fair market value of the stock at the time of the grant. No shares of deferred stock were granted during 1998 or 1996.


Transactions related to deferred stock were as follows:

                                                                     VALUE AT THE
                                                     NUMBER OF           DATE OF         SHARES
                                                       SHARES               GRANT        VESTED
                                                       ------               -----        ------
Outstanding at December 31, 1996
     Granted . . . . . . .                             107,000        $5.25-6.25
     Canceled . . . . . . .                            (12,000)             5.25

Outstanding at December 31, 1997                        95,000         5.25-6.25
     Granted . . . . . . .                                   -                 -
     Canceled . . . . . . .                             (5,000)             6.25
                                                        ------         ---------

Outstanding at December 31, 1998                        90,000         $    5.25         30,000
                                                        ======         =========         ======


     Restricted Stock. During 1998, the Company issued 41,380 restricted shares of Common Stock to certain employees of the Company under the 1996 Plan. The restricted stock issued vests 50% on the date of grant and 25% on each of the next two anniversaries of the grant date. The Company records compensation expense over the vesting period based upon the fair market value at the time of grant.

15. STOCK PURCHASE PLAN. The Company adopted the 1996 Employee Stock Purchase Plan on May 15, 1996. The plan allows eligible employees of the Company and its U.S. subsidiaries to purchase shares of the Company's Common Stock at 85% of the fair market value at specified dates. At December 31, 1998, 70 employees were eligible to participate in the 1996 Employee Stock Purchase Plan. During 1998, a total of 36,000 shares of Common Stock were purchased at an average price of $5.65 per share. During 1997, a total of 46,400 shares were purchased at an average price of $4.65 per share. During 1996, a total of 53,500 shares were purchased at an average price of $3.45 per share. In November 1997, the Company adopted the 1997 Foreign Employee Stock Purchase Plan, which is a corollary to the Company's 1996 Employee Stock Purchase Plan. At December 31, 1998, 24 employees were eligible to participate in the 1997 Foreign Employee Stock Purchase Plan. During 1998, a total of 400 shares were purchased under the 1997 Foreign Employee Stock Purchase Plan at an average price of $6.06 per share. The maximum number of shares issuable under these two stock purchase plans is 500,000. At December 31, 1998, 363,700 shares remain available for issuance under these plans.


16. EARNINGS PER SHARE. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") with respect to financial statements issued for periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

     The following table presents the computations of basic and diluted earnings per share:

                                                                 1998                   1997               1996
                                                                 ----                   ----               ----
Net income available to common stockholders                $4,685,719             $3,579,664         $2,886,787

Weighted average shares outstanding                         8,808,765              9,397,742          9,253,557

Effect of dilutive instruments
    Employee stock awards                                     637,247                373,515            137,559
                                                           ----------             ----------         ----------

Total weighted average dilutive shares                      9,446,012              9,771,257          9,391,116

Basic earnings per share                                    $     .53              $     .38          $     .31
                                                            =========              =========          =========
Diluted earnings per share                                  $     .50              $     .37          $     .31
                                                            =========              =========          =========

Stock options on the following number of shares were anti-dilutive and were not included in the calculation above: 1998 - 0 shares, 1997 - 696,500 shares and 1996 - 1,000,667 shares.

17. RESTRUCTURING. During the fourth quarter 1998, the Company incurred a restructuring charge of approximately $321,000, or $185,000 on an after tax-basis. This charge related to the restructuring of the Company's brokerage operations in Tokyo, Japan. The Company expects to complete the restructuring by the end of the first quarter 1999 and to incur additional expenses of approximately $300,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Hoenig Group Inc.

                                By: /s/ Fredric P. Sapirstein
                                        ------------------------------------
                                        Fredric P. Sapirstein
                                        Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                                  DATE

/s/ Fredric P. Sapirstein               Chairman, Chief Executive           March 29, 1999
--------------------------              Officer and Director
Fredric P. Sapirstein

/s/ Alan B. Herzog                      Chief Operating Officer,            March 29, 1999
--------------------------              Principal Financial/Accounting
Alan B. Herzog                          Officer and Director

/s/ Max H. Levine                       Executive Vice President            March 29, 1999
--------------------------              and Director
Max H. Levine

/s/ Kathryn L. Hoenig                   General Counsel,                    March 29, 1999
--------------------------              Secretary and Director
Kathryn L. Hoenig

/s/ Robert L. Cooney                    Director                            March 29, 1999
--------------------------
Robert L. Cooney

/s/ Martin F.C. Emmett                  Director                            March 29, 1999
--------------------------
Martin F.C. Emmett

/s/ Robert Spiegel                      Director                            March 29, 1999
--------------------------
Robert Spiegel


                                EXHIBIT INDEX


Exhibit No.          Description

   3.2               Amended and Restated By-laws.

  10.17 Employment Agreement, dated as of April 9, 1998, between Seth M. Lynn, Jr. and Axe-Houghton Associates, Inc.

  21.1               Subsidiaries of the Registrant.

  23.1               Independent Auditors' Consent.

  27.1               Financial Data Schedule.