Form 10-Q
period 1999-03-31
HOENIG GROUP INC
filed 1999-05-14
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             -------------------------------------------------------

For Quarter Ended:                          Commission File Number:  000-19619
March 31, 1999

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

Reckson Executive Park
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

------------------------------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

As of May 14, 1999, there were 8,564,240 shares of common stock, par value $.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                      PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Statements of Financial Condition -
         March 31, 1999 and December  31, 1998                           1

         Consolidated Statements of Income -
         Three Months Ended March 31, 1999 and 1998                      2

         Consolidated Statements of Comprehensive Income -
         Three Months Ended March 31, 1999 and 1998                      3

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1999 and 1998                      4

         Notes to Unaudited Consolidated Financial Statements          5-9

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations   10-16

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                     16

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                     17

         Item 6.  Exhibits and Reports on Form 8-K                      17

         Signatures                                                     18

         Exhibit Index                                                  19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

ASSETS                                               March 31, 1999   December 31, 1998
                                                     --------------   -----------------
Cash and equivalents                                  $ 15,057,354      $ 19,575,824
U.S. Government obligations, at market value            11,579,523        10,909,066
Receivables from correspondent brokers and dealers       8,633,047         8,179,525
Receivables from customers                               3,149,176            78,864
Equipment, furniture and leasehold improvements,
   net of accumulated depreciation and amortization      1,597,053         1,704,407
Securities owned, at market value                        8,386,464         9,016,826
Exchange memberships, at cost                            1,321,235         1,321,235
Investment management fees receivable                    2,007,920         1,963,374
Deferred research/services expense                       1,446,551         1,153,861
Investment in limited partnerships                       3,704,114         5,343,787
Other assets                                             3,626,386         4,092,770
                                                      ------------      ------------

   Total Assets                                       $ 60,508,823      $ 63,339,539
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                     $ 10,878,086      $ 11,927,766
Accrued compensation                                     2,764,318         7,317,812
Payable to brokers and dealers                           3,376,246           269,997
Payable to customers                                       636,048         1,688,298
Securities sold, but not yet purchased                      95,550                --
Accrued expenses                                         1,531,580         1,474,478
Short-term bank loan payable                                49,123                --
Other liabilities                                          888,285           644,003
                                                      ------------      ------------

   Total Liabilities                                    20,219,236        23,322,354
                                                      ------------      ------------

STOCKHOLDERS' EQUITY
Common Stock $.01 par value per
share; Voting- authorized
40,000,000 shares, issued
- 10,846,150 shares in 1999 and in 1998                    108,462           108,462
Additional paid in capital                              27,277,965        27,301,478
Accumulated other comprehensive loss                      (924,788)         (883,750)
Retained earnings                                       26,094,142        24,876,560
                                                      ------------      ------------
                                                        52,555,781        51,402,750
Less restricted stock                                     (112,500)         (150,000)
Less treasury stock at cost - 2,282,410
   shares in 1999 and 2,202,911 shares in 1998         (12,153,694)      (11,235,565)
                                                      ------------      ------------
Total Stockholders' Equity                              40,289,587        40,017,185
                                                      ------------      ------------
   Total Liabilities and Stockholders' Equity         $ 60,508,823      $ 63,339,539
                                                      ============      ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                     Three Months Ended March 31,
                                     ----------------------------
OPERATING REVENUES                       1999          1998
                                         ----          ----
Gross commissions                     $18,648,058   $17,562,219
Investment management fees              1,957,767     1,965,734
Other                                      14,888        52,810
                                      -----------   -----------
     Total operating revenues          20,620,713    19,580,763

EXPENSES
Clearing, floor brokerage and
      exchange charges                  2,415,407     2,479,424
Employee compensation                   5,721,581     5,273,725
Independent research and services       8,182,825     8,117,197
Other                                   2,742,612     2,501,349
                                      -----------   -----------
     Total expenses                    19,062,425    18,371,695
                                      -----------   -----------

OPERATING INCOME                        1,558,288     1,209,068

INVESTMENT INCOME AND OTHER
 Interest, dividends                      469,454       474,832
 Gain on investments, other               227,528        76,058
                                      -----------   -----------
 Net investment income and other          696,982       550,890

 Income before income taxes             2,255,270     1,759,958
 Provision for income taxes             1,037,688       770,101
                                      -----------   -----------
 Net income                           $ 1,217,582   $   989,857
                                      ===========   ===========

 NET INCOME PER SHARE
       Basic                          $       .14   $       .11
                                      ===========   ===========
       Diluted                        $       .13   $       .10
                                      ===========   ===========

Weighted average shares outstanding
       Basic                            8,636,392     9,139,022
                                      ===========   ===========
       Diluted                          9,363,098     9,572,842
                                      ===========   ===========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                               Three Months Ended March 31
                                                   1999           1998
                                                   ----           ----
Net income                                     $ 1,217,582    $   989,857
                                               -----------    -----------

Other comprehensive income (loss),
     net of tax

     Foreign currency translation adjustment       (71,248)        67,643
     Tax expense (benefit)                         (30,210)        38,083
                                               -----------    -----------
                                                   (41,038)        29,560
                                               -----------    -----------

Comprehensive income                           $ 1,176,544    $ 1,019,417
                                               ===========    ===========










            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                            1999            1998
                                                                 ----            ----
Net income                                                  $  1,217,582    $    989,857
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                  363,984         321,244
  Foreign currency translation adjustment                        (41,038)         29,560
  Issuance of stock compensation                                  39,375          42,083
  Issuance of restricted stock                                    37,500              --
Changes in assets and liabilities:
  Securities owned, net                                           63,836         945,394
  Receivable from correspondent brokers and dealers             (453,522)     (3,399,998)
  Receivable from customers                                   (3,070,312)       (855,319)
  Investment management fees receivable                          (44,546)       (294,278)
  Payable to customers                                        (1,052,250)        236,114
  Deferred research/services expense                            (292,690)       (804,904)
  Other assets                                                   373,986        (266,950)
  Payable to brokers and dealers                               3,106,249       2,597,446
  Accrued research/services payable                           (1,049,680)        568,692
  Accrued compensation                                        (4,553,494)     (3,097,906)
  Accrued expenses                                                57,102         275,551
  Other liabilities                                              244,282         159,045
                                                            ------------    ------------
Net cash used in operations                                   (5,053,636)     (2,554,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                     (670,457)      5,244,052
  Investment in limited partnerships, at equity                1,639,673      (5,090,601)
  Investment in securities                                       662,076      (5,919,085)
  Purchases of equipment, furniture and leasehold                     --
     improvements                                               (164,234)       (156,323)
                                                            ------------    ------------
Net cash provided by (used in) investing activities            1,467,058      (5,921,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock purchased                                    (1,094,476)     (1,021,153)
  Issuance of treasury stock                                     113,461          31,543
  Short-term bank loan payable                                    49,123         390,813
                                                            ------------    ------------
Net cash (used in) financing activities                         (931,892)       (598,797)

  Net decrease in cash and equivalents                        (4,518,470)     (9,075,123)
  Cash and equivalents beginning of period                    19,575,824      20,468,926
                                                            ------------    ------------

  Cash and equivalents end of period                        $ 15,057,354    $ 11,393,803
                                                            ============    ============
  Supplemental disclosure of cash flow information:
         Interest paid                                      $     24,826    $     23,754
                                                            ============    ============
         Taxes paid                                         $    271,418    $    317,220
                                                            ============    ============


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company") as of March 31, 1999 and December 31, 1998, and the results of its operations, changes in comprehensive income and changes in cash flows for the three months ended March 31, 1999 and 1998. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of operating results for the full year.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

         Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1) which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At March 31, 1999, Hoenig's minimum required net capital was approximately $642,000, its net capital ratio was .64 to 1, and its actual net capital was approximately $15,104,000, which was approximately $14,462,000 in excess of regulatory requirements. Hoenig's Tokyo office's (a branch of Hoenig) capital requirement was approximately
(Y)37,000,000 ($311,000). Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at March 31, 1999 was approximately (pound)442,000 ($712,000); it had actual capital of approximately (pound)1,119,000 ($1,803,000), and excess financial resources at such date of approximately (pound)677,000 ($1,091,000). Hoenig (Far East) Limited ("Far East") is required to maintain liquid capital of the greater of HK$3,000,000 ($387,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$11,331,000 ($1,463,000) at March 31, 1999, and it had actual capital of approximately HK$42,576,000 ($5,497,000) and excess liquid capital of approximately HK$31,245,000 ($4,034,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.

         Axe-Houghton Associates, Inc., the Company's wholly-owned asset management subsidiary, is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 19.0% ($621,219) and 0.47% ($45,396) at March 31, 1999.
Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

         During the periods presented, the Company also maintained investments in two unaffiliated multi-manager, market-neutral limited partnerships. These multi-manager limited partnerships, which are managed by professional money managers, make investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies include relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading.

         During the first quarter 1999, the Company reduced its investments in these unaffiliated limited partnerships by approximately $1.6 million. Each of these investments represented less than a 5% interest in the respective partnership at March 31, 1999, and is accounted for at fair market value. The aggregate value of these investments at March 31, 1999 was $3,037,499. In April 1999, the Company further reduced these investments by an additional $2.0 million by withdrawing from one of the partnerships and reducing its investment in the other to $1.1 million.

NOTE 4 - FINANCIAL INSTRUMENTS.

         The Company maintains a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions. This investment is managed by a professional money manager and uses or includes derivative financial instruments for the purpose of reducing exposure to certain investment risks, including interest rate fluctuations. This investment is accounted for at fair market value based upon available market information and valuations received from the manager. Changes in the market value, as well as gains or losses resulting from the termination or maturity of these instruments, are recognized as gains or losses on investments in the period in which they occur. The Company does not hold financial instruments for trading purposes.

         During the periods presented, the Company maintained an investment in a bank-sponsored deposit account which maintained investments in U.S. foreign equity indices, floating rate deposits, baskets of European equity securities and a U.S. Treasury zero coupon bond. The deposit account matured in March 1999, and the Company did not renew the investment.

NOTE 5 - STOCKHOLDERS' EQUITY.

         From January 1, 1999 through March 31, 1999, the Company repurchased 131,750 shares of Common Stock at an aggregate cost of $1.1 million under the Company's 1998 one million-share repurchase program. As of March 31, 1999, the Company had repurchased a total of 397,462 shares under the 1998 repurchase program. The Company has repurchased a total of 2,397,462 shares under the 1998 repurchase program and two earlier repurchase programs as of March 31, 1999. The Company purchased an additional 650,000 shares of Common Stock in December 1995 from the Estate of Ronald H. Hoenig pursuant to an agreement with Mr. Hoenig. The total cost of the purchases under the repurchase programs and the purchase from the Estate (net of 765,052 shares issued out of Treasury Stock) is $12,153,694.

NOTE 6- EARNINGS PER SHARE.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations and diluted earnings per share for the periods indicated:

                                                 Three Months Ended
                                                      March 31,
                                                  1999        1998
                                                  ----        ----
Net Income available to common stockholders    $1,217,582   $  989,857
       Weighted average shares outstanding      8,636,392    9,139,022
       Effect of dilutive instruments
         Employee stock awards                    726,706      433,820
                                               ----------   ----------
       Total weighted average diluted shares    9,363,098    9,572,842
                                               ----------   ----------

Basic earnings per share                       $      .14   $      .11
                                               ==========   ==========
Diluted earnings per share                     $      .13   $      .10
                                               ==========   ==========


NOTE 7- COMMITMENTS AND CONTINGENCIES.

         In 1998, a former employee of the Company instituted an arbitration before NASD Regulation, Inc. against the Company and Fredric P. Sapirstein, the Company's Chief Executive Officer. The former employee principally alleges that the defendants wrongfully terminated his employment in breach of an employment agreement and falsely stated the reason for his termination in a securities regulatory filing on Form U-5. The former employee is seeking approximately $2.2 million in compensatory damages against each of the defendants, plus punitive damages, liquidated damages, interest, reasonable attorneys' fees and modification of the Form U-5. The Company has filed an answer, denying the former employee's allegations, and a counter-claim against the former employee seeking damages of not less than $220,000, based on the former employee's breach of his employment agreement with the Company. The Company believes that it has meritorious defenses to the arbitration, and intends to vigorously oppose the claims and pursue its counter-claim against the former employee. In the opinion of management, resolution of this matter is not expected to have a material adverse affect on the Company's financial condition, results of operations or cash flows.

NOTE 8 - SEGMENT REPORTING.

         The Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", effective for fiscal years ending after December 31, 1998, to assist financial statement users in assessing the performance of an enterprise, prospect for future cash flows, and to make informed decisions about an enterprise. For the full year ended December 31, 1998, the Company changed its reporting of business segments in accordance with SFAS No. 131. The Company has restated information regarding periods ending prior to December 31, 1998 to reflect this change. The Company has three reportable operating segments: domestic brokerage, international brokerage and asset management. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States), and international (United Kingdom, Hong Kong and Tokyo) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer. The Company's wholly-owned asset management subsidiary provides professional investment management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its U.S. office.

         The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes to the Company's segment presentation in 1999. The Company evaluates performance based upon operating profit or loss, not including interest and investment income, as well as certain intercompany expenses. The Company does not allocate certain corporate assets (goodwill and certain fixed assets) to its reportable segments.

The following table illustrates significant financial data for each reportable segment for the periods indicated:

THREE MONTHS ENDED                         DOMESTIC       INTERNATIONAL
MARCH 31, 1999                             BROKERAGE        BROKERAGE        ASSET MGMT        TOTAL
------------------------                   ---------        ---------        ----------        -----
Revenues from external customers          $15,202,299       $3,460,648       $1,957,766    $20,620,713
Segment operating profit (loss)             2,391,073        (381,357)          637,764      2,647,480
Segment assets                             31,401,021       15,838,586        4,572,698     51,812,305
                                           ----------       ----------        ---------     ----------


THREE MONTHS ENDED                         DOMESTIC       INTERNATIONAL
MARCH 31, 1998                             BROKERAGE        BROKERAGE        ASSET MGMT        TOTAL
------------------------                   ---------        ---------        ----------        -----
Revenues from external customers          $13,352,592       $4,262,437       $1,965,734    $19,580,763
Segment operating profit (loss)             1,795,066        (370,077)          715,641      2,140,630
Segment assets                             24,091,728       20,713,889        3,480,658     48,286,275
                                           ----------       ----------        ---------     ----------


Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                THREE MONTHS ENDED MARCH 31,
                                   1999            1998
                                   ----            ----
OPERATING REVENUES:
Domestic brokerage             $ 15,202,299    $ 13,352,592
International brokerage           3,460,648       4,262,437
Asset management                  1,957,766       1,965,734
                               ------------    ------------
Total operating revenues       $ 20,620,713    $ 19,580,763
                               ============    ============

OPERATING PROFIT OR LOSS:
Domestic brokerage             $  2,391,073    $  1,795,066
International brokerage            (381,357)       (370,077)
Asset management                    637,764         715,641
General corporate                (1,089,192)       (931,562)
                               ------------    ------------
Total operating profit            1,558,288       1,209,068
Interest & investment income        696,982         550,890
                               ------------    ------------
Income before income taxes     $  2,255,270    $  1,759,958
                               ============    ============


NOTE 9 - SUBSEQUENT EVENTS.

         In September 1997, Murphy & Walsh Associates, Inc. filed a complaint in the Supreme Court of the State of New York, County of Westchester, against Axe-Houghton Associates, Inc., a subsidiary of the Company, and its President and Chief Executive Officer, Seth M. Lynn, as well as against USF&G Corporation and two of its subsidiaries. The complaint seeks damages of not less than $280,000, plus interest, based on a claim that defendants breached an agreement to pay Murphy & Walsh trailing commissions allegedly due Murphy & Walsh for introducing investment advisory clients to defendants. The contract at issue was entered into in April 1989 and terminated in October 1991, at which time
Axe-

Houghton Associates was a subsidiary of Axe-Houghton Management, Inc., a wholly-owned subsidiary of USF&G. The complaint alleges that the defendants breached the 1989 agreement by failing to pay trailing commissions during the five years following termination of the agreement. It also contains a claim for quantum meruit against all of the defendants and alleges fraudulent conveyance against USF&G and Mr. Lynn.

         On April 8, 1999, Murphy & Walsh moved for partial summary judgment against all of the corporate defendants on its breach of contract claim, now alleging that it is entitled to damages of $1,800,000 plus interest and reasonable attorneys' fees. Plaintiff now claims that it was entitled under the 1989 agreement to receive certain retainers or advance payments during the five years immediately following termination of the agreement. Defendants Axe-Houghton Associates and Mr. Lynn intend to answer the complaint denying its substantive allegations and to vigorously oppose plaintiff's motion for partial summary judgment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to the effects of future growth, cost reduction measures taken to address operating losses in certain international operations, industry consolidation, acquisition and expansion plans, plans to address the Year 2000 issue and other technology issues, market risk, the Company's investment activities and its current equity capital levels. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, the Company's ability to recruit and retain key employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The Company generally expects a certain amount of commissions for every $1 in independent research, other services and commission refunds provided under independent research and directed brokerage arrangements. This ratio is negotiated on an individual customer basis. Ratios continue to be under modest downward competitive pressure in most of the markets in which the Company conducts brokerage activities.

The Company's earnings in any period are affected by its ability to earn commissions under independent research and directed brokerage arrangements on a timely basis, because revenues are recorded only when earned, and related expenses are recorded when incurred. The timing of the receipt of these commissions could cause variations in earnings from year to year and quarter to quarter.

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

Growth in assets under management is affected by numerous factors, including the ability to attract new clients, investment performance results, the number and variety of investment disciplines offered and the capacity limitations of such disciplines (such as small capitalization growth equities), the market performance of particular investment disciplines, as well as the performance of the securities markets generally.

As the brokerage and asset management industries continue to consolidate, the Company considers various strategies to enhance stockholder value and continues to explore opportunities to increase distribution capabilities, expand its client base and supplement its product line through the hiring of additional personnel, strategic alliances, joint ventures and other business combinations.

For the full year ended December 31 1998, the Company changed its reporting of business segments in accordance with new Statement of Financial Standards No. 131 ("Disclosures About Segments of an Enterprise and Related Information") and to reflect the restructuring of the Company's brokerage operations in Japan. The Company has three reportable operating segments -- domestic brokerage, international brokerage and asset management -- and has restated information for periods ending prior to December 31, 1998 to reflect this change. In determining whether brokerage commissions earned are domestic or international, the Company primarily relies on the geographic location of the customer.

THREE MONTHS ENDED MARCH 31, 1999 VERSUS MARCH 31, 1998

The Company's operating income before income taxes for the three months ended March 31, 1999 increased 28.9% to $1.6 million, versus $1.2 million during the same period in 1998. The increase in operating income is primarily attributable to a 33.2% increase in operating income from domestic brokerage operations. The Company's net income for the three months ended March 31, 1999 increased 23.0% to $1.2 million, versus $1.0 million in 1998.

Operating revenues increased 5.3% to $20.6 million for the three months ended March 31, 1999 from $19.6 million during the same period in 1998. This increase resulted primarily from a 13.9% increase in operating revenues from domestic brokerage operations, offset in part by a 18.8% decrease in operating revenues from international brokerage operations. Operating revenues from international brokerage operations represented 16.8% of the operating revenues during the three months ended March 31, 1999 as compared to 21.8% during the same period in 1998. Operating revenues from asset management were essentially the same in the first quarter 1999 as compared to the same period in 1998.

Operating revenues from the Company's domestic brokerage operations for the three months ended March 31, 1999 were $15.2 million as compared to $13.4 million in 1998 due to increased trading activity. Operating income of the Company's domestic brokerage operations increased 33.2% to $2.4 million in the first quarter 1999 as compared to $1.8 million in the first quarter 1998, primarily due to increased commission revenues, coupled with a decrease in execution, settlement and research costs as a percentage of commission revenues.

Operating revenues from international brokerage operations decreased during the three months ended March 31, 1999 as compared to the same period in 1998 as a result of reduced trading activity of the

Company's Japanese (54.6%) and United Kingdom (20.19%) clients. International brokerage operations incurred operating losses of $0.4 million in the first quarter 1999, the same as during the comparable period in 1998, with cost reduction measures offsetting the decline in operating revenues.

Operating income for international brokerage operations for the three months ended March 31, 1999 include non-recurring operating expenses of approximately $0.3 million related to the previously announced restructuring of the Company's brokerage operations in Tokyo, Japan. The restructuring of the Tokyo operations was substantially completed as of March 31, 1999. The Tokyo office now focuses primarily on sales and marketing activities, and the Company's Hong Kong operations are responsible for the execution and settlement of transactions in Japanese equities.

Investment management fee revenues remained at $2.0 million for the three months ended March 31, 1999 as compared to the same period in 1998, notwithstanding a decrease in total assets under management. Total assets under management were $3.9 billion as of March 31, 1999, as compared with $4.0 billion as of December 31, 1998 and $4.3 billion as of March 31, 1998. The decrease in total assets under management since December 31, 1998 is due to partial withdrawals of assets by certain clients invested primarily in Core International ADRs, offset by investment performance. Management fee revenues remained constant during the first quarter 1999 as compared to the same period in 1998 due to an increase in small capitalization growth equities assets under management, which are managed at the Company's highest fee rate. Assets managed in small capitalization growth equities increased 8.1% to $755.2 million as of March 31, 1999 from $698.5 million as of December 31, 1998. Small capitalization growth equity assets under management were $714.0 million as of March 31, 1998. Operating income for asset management for the first quarter 1999 declined 10.9% to $0.6 million from $0.7 million during the same period in 1998.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended March 31, 1999 increased 1.0% to $8.2 million from $8.1 million in 1998. These expenses were 43.9% of commission revenues during the first quarter 1999 as compared to 46.2% during the first quarter 1998. These expenses increased at a lower rate than commission revenues in 1999, primarily due to an increase in commissions resulting from execution-only brokerage, as well as the timing of research expense incurred relative to the receipt of commission revenues.

Clearing, floor brokerage and exchange charges decreased 2.6% to $2.4 million during the three months ended March 31, 1999 from $2.5 million during the same period in 1998. These expenses represented 13.0% of commissions earned in the first quarter 1999 and 14.1% of commissions earned in the first quarter 1998. The decrease in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions earned in U.S. equity markets, where such expenses are charged at lower rates.

Employee compensation increased 8.5% to $5.7 million for the three months ended March 31, 1999 from $5.3 million for the same period in 1998. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the three months ended March 31, 1999.

All other expenses increased 9.6% to $2.7 million in the three months ended March 31, 1999 as compared to $2.5 million during the same period in 1998. This resulted primarily from an increase in expenses related to market data and year 2000-related expenses.

Net investment income for the first quarter ended March 31, 1999 increased 26.5% to $0.7 million as compared to $0.6 million during the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $48.4 million. All receivables from correspondent brokers and dealers are fully collectible, and no provision for uncollectibles is required.

The Company believes that its current capital resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future operating needs. The Company continues to explore opportunities to expand existing businesses and to acquire new businesses, which could potentially have an impact on liquidity and capital resources.

During the three months ended March 31, 1999, the Company repurchased 131,750 shares of its common stock under a previously announced stock repurchase program at a total cost of $1.1 million. These repurchases have not had a material effect on the Company's liquidity or capital resources.

During the first quarter 1999, the Company reduced its investments in unaffiliated limited partnerships by approximately $1.6 million. In April 1999, the Company further reduced these investments by an additional $2.0 million by withdrawing from one of the partnerships and reducing its investment in the other to approximately $1.1 million.


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

The Company's operating subsidiaries are regulated by the Securities and Exchange Commission (SEC) and comparable foreign regulators, as well as by NASD Regulation, Inc. and securities exchanges of which its subsidiaries are members. The Company's principal operating subsidiary, Hoenig & Co. is a U.S. registered broker-dealer and New York Stock Exchange member. As such, Hoenig & Co. was expected to achieve various milestones with respect to the Y2K Issue (i.e., remediation and testing) by March 31, 1999 and must submit a written certification that it is Y2K compliant by June 30, 1999. The Stock Exchange of Hong Kong required that its members, including Hoenig (Far East) Limited, meet similar milestones by March 31, 1999 and file periodic status reports regarding its Y2K preparedness.

As required, Hoenig & Co. also filed a Form BD-Y2K with the SEC on April 30, 1999 which details its progress with respect to the Y2K Issue. In addition, under new SEC Rule 17a-5, Hoenig & Co. retained an independent accounting firm to perform agreed upon procedures pursuant to AICPA Statement of Position 98-8 with regard to Hoenig & Co.'s Y2K effort and filed a copy of the accounting firm's report with the SEC on April 30, 1999. The Company's U.S. registered investment adviser, Axe-Houghton Associates, must file a Form ADV-Y2K with the SEC detailing its Y2K effort and state of preparedness.

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

The Company has completed Phase I of its program and has completed Phase II with respect to internal IT systems and non-IT systems that may be affected by the Y2K Issue, except with respect to several systems provided by certain third-party software vendors who have not yet confirmed their Y2K readiness. These third-party delays have delayed the Company's completion of Phases II and III from the dates previously reported.

Like many financial services companies, the Company is heavily reliant upon third parties for many of the IT and non-IT systems that are essential to the Company's ability to perform its day-to-day operations. These third parties include trading counter-parties, financial intermediaries, securities exchanges, depositories, clearing brokers and agencies, clearing houses, commercial banks and various vendors, including providers of market data and pricing services, telecommunication services and other utilities. The Company continues to communicate with, and evaluate responses from, such third parties to determine the extent to which they are vulnerable to the Y2K Issue. As of April 30, 1999, the Company had not yet received sufficient information from certain third parties regarding their Y2K readiness. Based on current information, these third parties are expected to confirm their Y2K readiness by May 31, 1999. Most of the Company's third-party service providers issued upgrades or replacement products that are Y2K compliant in 1998 and the first quarter 1999; however, certain third parties have not yet confirmed that their Y2K upgrades are Y2K compliant and others have not yet delivered their Y2K upgrades.

The Company has identified a number of internal IT and non-IT systems as being Y2K compliant. With respect to all systems identified as not Y2K compliant, the Company is in the process of remediating any Y2K problems through upgrades, corrections and replacements. As of April 30, 1999, the Company has completed 90% of Phases III and IV. The Company expects to complete Phase III with respect to all systems by May 31, 1999, with the exception of one system provided by a third party, which is expected to be remediated by July 30, 1999.

The Company is in the process of testing its mission critical systems for Y2K compliance (Phase IV), which includes internal testing, industry-wide testing, point-to-point testing with third parties and integration testing. Hoenig (Far
East) Limited was the Company's only brokerage subsidiary that was required to participate in industry-wide testing. Hoenig (Far East) Limited achieved successful results in the industry-wide tests conducted by The Stock Exchange of Hong Kong in March 1999. The Company anticipates that it will complete testing its mission critical systems for Y2K compliance by June 15, 1999 for systems in the United States and by July 30, 1999 for mission critical systems in the Company's international offices. The Company also has begun to implement the changes necessary to address potential Y2K failures of its mission critical systems (Phase V) and anticipates that it will complete Phases IV and V of its program by June 30, 1999 for systems in the United States and by July 30, 1999 for systems in the Company's international offices.

Phases III and IV also involve developing contingency plans to address mission critical systems. The Company has developed contingency plans for its mission critical IT and non-IT systems to timely address any potential Y2K problems. These plans define alternate services or products to be used (e.g., market data systems) or alternate processes to be followed in the event that a mission critical system fails. The failure to develop and implement, if necessary, adequate contingency plans could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Notwithstanding the Company's efforts to make contingency plans, there may not be readily available alternatives for the services provided by the Company's clearing brokers, securities exchanges and utilities. Even if the Company succeeds in addressing the Y2K Issue with respect to its internal systems, it can be materially adversely affected by the failures of third parties, such as its clearing brokers, clients, trading counter-parties and exchanges, to remediate their own Y2K problems. In particular, in some international markets where the Company conducts business, the level of awareness and remediation efforts relating to the Y2K Issue are believed to be less advanced than in the United States, and it is more difficult to obtain information from third parties about their Y2K readiness. As is true for other companies, the Company is vulnerable to Y2K failures beyond its control, particularly with respect to utility and transportation service providers.

The Company has hired one full-time consultant as well as other consultants on an as-needed basis to assist Company personnel in effecting the Company's Y2K program. In order to focus attention on the Y2K Issue, management has deferred certain other technology projects, but this deferral is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Based on current information, the Company believes that it will spend a total of approximately $600,000 to $675,000 to complete the five-phase Y2K program and address the Y2K Issue, which includes the costs of software replacements and corrections, additional hardware and hardware upgrades, consulting fees and additional personnel needed to implement contingency plans. The Company does not expect these costs to be material to its financial condition, results of operations or cash flows in a given period. The Company has funded, and will continue to fund, Y2K costs through operating cash flow. Y2K costs are expensed as they are incurred. The total amount of Y2K expenses incurred through April 30, 1999 was $456,591.

The costs of addressing the Y2K Issue and anticipating dates for completing various phases of the Company's Y2K program are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of third parties to address the Y2K Issue, the availability of cost-effective alternatives or replacements for third-party products and services which are not Y2K compliant and similar uncertainties.

IMPACT OF INFLATION

The Company's business is not capital intensive, and management believes that the financial results as reported would not have been significantly affected had such results been adjusted to reflect the effects of inflation and price changes. However, inflation affects the cost of operations, particularly salaries and related benefits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company's investments are subject to certain market risks. Market risk represents the risk of loss that may result from the potential change in the market value, cash flows and earnings of an investment and related derivatives as a result of fluctuations in interest rates, foreign exchange rates and equity prices. Market risk is inherent in investments that contain derivative and non-derivative financial instruments. The Company has established procedures to manage its exposure to market fluctuations and changes in the market value of its investments.

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

For information regarding the Company's exposure to certain market risks, see
Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Significant changes which have occurred since December 31, 1998 are as follows:

During the first quarter 1999, the Company reduced its investments in unaffiliated limited partnerships (valued at $4.6 million at December 31, 1998) by approximately $1.6 million to $3,037,499. In April 1999, the Company further reduced these investments by an additional $2.0 million by withdrawing from one of the partnerships and reducing its investment in the other to approximately $1.1 million. Further information regarding these investments is hereby incorporated by reference to Note 3 of the Notes to the Unaudited Consolidated Financial Statements contained in this report. The Company's investment in a bank-sponsored deposit account matured in March 1999 (valued at $1.0 million at December 31, 1998), and the Company did not renew the investment. The funds previously invested in the limited partnerships and the deposit account have been invested in U.S. Treasury securities and money market funds.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in the arbitration instituted by Lawrence W. Gallo, a former employee of Hoenig before the NASD Regulation Inc. against Hoenig and Fredric P. Sapirstein, Hoenig's Chairman and Chief Executive Officer. Additional information regarding this arbitration is hereby incorporated by reference to Note 7 of the Notes to Unaudited Consolidated Financial Statements contained in this report.

A description of the other legal proceeding required by this Item is hereby incorporated by reference to Note 9 of the Notes to Unaudited Consolidated Financial Statements contained in this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS
         27.1 Financial Data Schedule

(B)      REPORTS ON FORM 8-K
         The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          Hoenig Group Inc.



Date:  May 14, 1999                       By: /s/ Fredric P. Sapirstein
                                             -------------------------------
                                                  Fredric P. Sapirstein,
                                                  Chairman and
                                                  Chief Executive Officer



Date:  May 14, 1999                       By: /s/ Alan B. Herzog
                                             -------------------------------
                                                  Alan B. Herzog,
                                                  Chief Operating Officer and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------

27.1                      Financial Data Schedule