Form 10-Q
period 1999-06-30
HOENIG GROUP INC
filed 1999-08-16
CIK 878551

                                                              CONFIDENTIAL DRAFT
                                                                          8/9/99


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            _______________________________________________________

For Quarter Ended:   Commission File Number: 000-19619
June 30, 1999

                               HOENIG GROUP INC.
 ______________________________________________________________________________
             (Exact name of Registrant as specified in its charter)


           Delaware                                        13-3625520
____________________________________                ________________________
(State or other jurisdiction                       (I.R.S. Employer I.D. No.)
of incorporation or organization)

      Reckson Executive Park
      4 International Drive
          Rye Brook, NY                                         10573
______________________________________________________________________________
(Address of principal executive offices)                      (Zip Code)

                                 (914) 935-9000
 ______________________________________________________________________________
              (Registrant's telephone number, including area code)

 ______________________________________________________________________________
   (Former name, former address and former fiscal year if changed since last report)

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]

As of August 13, 1999, there were 8,609,840 shares of common stock, par value $.01 per share, outstanding.

                               HOENIG GROUP INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

    Item 1.           Financial Statements

         Consolidated Statements of Financial Condition -
         June 30, 1999 and December  31, 1998                                1

         Consolidated Statements of Income -
         Three and Six Months Ended June 30, 1999 and 1998                   2

         Consolidated Statements of Comprehensive Income -
         Six Months Ended June 30, 1999 and 1998                             3

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1999 and 1998                             4

         Notes to Unaudited Consolidated Financial Statements               5-9

    Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations        9-16

    Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                      16-17


PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings                                         18

    Item 4.   Submission of Matters to a Vote of Security Holders       18

    Item 6.   Exhibits and Reports on Form 8-K                          18

         Signatures                                                          19

         Exhibit Index                                                       20

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                               HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)


ASSETS                                                      June 30, 1999   December 31, 1998
                                                            -------------   -----------------
Cash and equivalents                                        $ 17,487,664    $ 19,575,824
U.S. Government obligations, at market value                  14,090,952      10,909,066
Receivables from correspondent brokers and dealers            20,394,602       8,179,525
Receivables from customers                                     5,386,993          78,864
Equipment, furniture and leasehold improvements,
         net of accumulated depreciation and amortization      1,682,938       1,704,407
Securities owned, at market value                             10,092,504       9,016,826
Exchange memberships, at cost                                  1,321,235       1,321,235
Investment management fees receivable                          1,947,825       1,963,374
Deferred research/services expense                             1,034,151       1,153,861
Investment in limited partnerships                             1,802,634       5,343,787
Other assets                                                   3,802,192       4,092,770
                                                             -----------    ------------

         Total Assets                                       $ 79,043,690    $ 63,339,539
                                                             ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                           $  9,714,766    $ 11,927,766
Accrued compensation                                           5,190,079       7,317,812
Payable to brokers and dealers                                 5,668,253         269,997
Payable to customers                                           5,301,484       1,688,298
Securities sold, but not yet purchased                         8,828,961            --
Accrued expenses                                               1,205,245       1,474,478
Short-term bank loan payable                                      40,622            --
Other liabilities                                                564,723         644,003
                                                             -----------    ------------

         Total Liabilities                                    36,514,133      23,322,354
                                                             -----------    ------------

STOCKHOLDERS' EQUITY
Common Stock $.01 par value per share;
Voting- authorized 40,000,000 shares, issued
- 10,883,950 shares in 1999 and 10,846,150 in 1998               108,840         108,462
Additional paid in capital                                    27,592,502      27,301,478
Accumulated other comprehensive loss                            (929,583)       (883,750)
Retained earnings                                             27,964,554      24,876,560
                                                             -----------    ------------
                                                              54,736,313      51,402,750
Less restricted stock                                            (75,000)       (150,000)
Less treasury stock at cost - 2,275,910
         shares in 1999 and 2,202,911 shares in 1998         (12,131,756)    (11,235,565)
                                                             -----------    ------------
Total Stockholders' Equity                                    42,529,557      40,017,185
                                                             -----------    ------------
         Total Liabilities and Stockholders' Equity         $ 79,043,690    $ 63,339,539
                                                             ===========    ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          Three Months Ended         Six Months Ended
                                          ------------------         ----------------
                                               June 30,                   June 30,
                                               --------                   --------

REVENUES                                  1999         1998          1999           1998
                                          ----         ----          ----           ----
 Gross commissions                    $22,439,175   $18,114,546   $41,087,233   $35,676,765
 Investment management fees             1,981,786     1,972,442     3,939,553     3,938,176
 Other                                      9,216        42,444        24,104        95,254
                                      -----------   -----------   -----------   -----------
     Total operating revenues          24,430,177    20,129,432    45,050,890    39,710,195

EXPENSES
Clearing, floor brokerage and
      exchange charges                  3,132,093     2,111,673     5,547,500     4,591,097
 Employee compensation                  5,930,924     5,220,875    11,652,505    10,494,600
 Independent research and services      9,656,035     8,515,479    17,838,860    16,632,676
 Other                                  3,089,387     2,562,405     5,831,999     5,063,754
                                      -----------   -----------   -----------   -----------
     Total expenses                    21,808,439    18,410,432    40,870,864    36,782,127
                                      -----------   -----------   -----------   -----------

OPERATING INCOME                        2,621,738     1,719,000     4,180,026     2,928,068

INVESTMENT INCOME AND OTHER
 Interest, dividends                      469,820       453,946       939,274       928,778
 Gain on investments, other               112,705        63,832       340,233       139,890
                                      -----------   -----------   -----------   -----------
 Net investment income and other          582,525       517,778     1,279,507     1,068,668

 Income before income taxes             3,204,263     2,236,778     5,459,533     3,996,736
 Provision for income taxes             1,333,851     1,007,110     2,371,539     1,777,211
                                      -----------   -----------   -----------   -----------
 Net income                           $ 1,870,412   $ 1,229,668   $ 3,087,994   $ 2,219,525
                                      ===========   ===========   ===========   ===========
 NET INCOME PER SHARE
         Basic                        $       .22   $       .14   $       .36   $       .24
                                      ===========   ===========   ===========   ===========
         Diluted                      $       .20   $       .13   $       .33   $       .23
                                      ===========   ===========   ===========   ===========

Weighted average shares outstanding
          Basic                         8,566,919     8,986,406     8,601,464     9,062,292
                                      ===========   ===========   ===========   ===========
          Diluted                       9,485,484     9,551,433     9,433,981     9,593,195
                                      ===========   ===========   ===========   ===========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

HOENIG GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)


                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   1999            1998
                                                   ----            ----

Net income                                     $ 3,087,994    $ 2,219,525

Other comprehensive income (loss),
    net of tax

     Foreign currency translation adjustment       (67,760)        (5,873)
     Tax expense (benefit)                         (21,927)        (2,607)
                                               -----------    -----------
                                                   (45,833)        (3,266)

Comprehensive income                           $ 3,042,161    $ 2,216,259
                                               ===========    ===========





            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               HOENIG GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Six Months Ended June 30,
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                             1999            1998
                                                                  ----            ----
 Net income                                                     3,087,994    $  2,219,525
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                   637,040         638,028
  Foreign currency translation adjustment                         (45,833)         (5,873)
  Issuance of stock compensation                                   78,750          93,840
  Issuance of restricted stock                                     75,000            --
Changes in assets and liabilities:
  Securities owned, net                                         6,996,915         625,069
  Receivable from correspondent brokers and dealers           (12,215,077)     (1,901,240)
  Receivable from customers                                    (5,308,129)        507,276
  Investment management fees receivable                            15,549        (238,950)
  Payable to customers                                          3,613,186       1,594,703
  Deferred research/services expense                              119,710      (1,209,298)
  Other assets                                                    105,786        (582,261)
  Payable to brokers and dealers                                5,398,256      (1,152,252)
  Accrued research/services payable                            (2,213,000)      1,850,055
  Accrued compensation                                         (2,127,733)     (2,037,017)
  Accrued expenses                                               (269,233)        209,421
  Other liabilities                                               (79,280)         55,198
                                                               ----------    ------------
Net cash provided by (used in) operations                      (2,130,099)        666,224

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                    (3,181,886)      8,935,911
  Investment in limited partnerships, at equity                 3,541,153      (5,180,248)
  Investment in securities                                        756,368      (7,447,734)
  Purchases of equipment, furniture and leasehold
     improvements                                                (430,780)       (334,234)
                                                               ----------    ------------
Net cash provided by (used in) investing activities               684,855      (4,026,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                        269,325         212,779
  Treasury stock purchased                                     (1,094,474)     (4,371,821)
  Issuance of treasury stock                                      141,611          99,934
  Short-term bank loan payable                                     40,622         493,508
                                                               ----------    ------------
Net cash used in financing activities                            (642,916)     (3,565,600)

  Net decrease in cash and equivalents                         (2,088,160)     (6,925,681)
  Cash and equivalents beginning of period                     19,575,824      20,468,926
                                                               ----------    ------------

  Cash and equivalents end of period                         $ 17,487,664    $ 13,543,245
                                                             ============    ============
  Supplemental disclosure of cash flow information:
         Interest paid                                       $     51,233    $     75,440
                                                             ============    ============
         Taxes paid                                          $  2,127,050    $  1,601,698
                                                             ============    ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

HOENIG GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the consolidated financial position of Hoenig Group Inc. (the "Company") and its subsidiaries as of June 30, 1999 and December 31, 1998, and the consolidated results of operations, changes in comprehensive income and changes in cash flows for the periods ended June 30, 1999 and 1998. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of operating results for the full year.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

         Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1) which requires that Hoenig maintain net capital equal to the greater of $100,000 or one-fifteenth of aggregate indebtedness. At June 30, 1999, Hoenig's minimum required net capital was approximately $792,000, its net capital ratio was .90 to 1, and its actual net capital was approximately $13,165,000, which was approximately $12,373,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig) satisfied its June 30, 1999 capital requirement of approximately (yen)37,000,000 ($306,000). Hoenig & Company Limited ("Limited"), the Company's United Kingdom brokerage subsidiary, is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at June 30, 1999 was approximately (pounds sterling)467,000 ($737,000); it had actual capital of approximately (pounds sterling)942,000 ($1,487,000), and excess financial resources at such date of approximately (pounds sterling)475,000 ($750,000). Hoenig (Far East) Limited ("Far East"), the Company's Hong Kong brokerage subsidiary, is required to maintain liquid capital equal to the greater of HK$3,000,000 ($387,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$8,549,000 ($1,102,000) at June 30, 1999, and it had actual liquid capital of approximately HK$42,438,000 ($5,470,000) and excess liquid capital of approximately HK$33,891,000 ($4,369,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.

         Axe-Houghton Associates, Inc., the Company's wholly-owned asset management subsidiary, is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 19.0% ($672,886) and 0.55% ($41,815) at June 30, 1999.
Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

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

         During the first six months of 1999, the Company reduced its investments in these unaffiliated limited partnerships by a total of $3.6 million, by reducing its investment in one to approximately $1.1 million and withdrawing its $1.7 million investment in the other. The remaining investment represents less than a 5% interest in the respective partnership at June 30, 1999, and is accounted for at fair market value.

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

         During 1998 and the first quarter 1999, the Company maintained an investment in a bank-sponsored deposit account which maintained investments in U.S. foreign equity indices, floating rate deposits, baskets of European equity securities and a U.S. Treasury zero coupon bond. The deposit account matured in March 1999, and the Company did not renew the investment.

NOTE 5 - STOCKHOLDERS' EQUITY.

         From January 1, 1999 through March 31, 1999, the Company repurchased 131,750 shares of Common Stock at an aggregate cost of $1.1 million under the Company's 1998 one million-share repurchase program. The Company did not repurchase any shares during the second quarter ended June 30, 1999. As of June 30, 1999, the Company had repurchased a total of 397,462 shares under the 1998 repurchase program. As of June 30, 1999, the Company has repurchased a total of 2,397,462 shares under the 1998 repurchase program and two earlier repurchase programs. The Company purchased an additional 650,000 shares of Common Stock in December 1995 from the Estate of Ronald H. Hoenig pursuant to an agreement with Mr. Hoenig. The total cost of the purchases under the repurchase programs and the purchase from the Estate (net of 771,552 shares issued out of Treasury Stock) is $12,131,756.

NOTE 6- EARNINGS PER SHARE.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

         The following table presents the computations and diluted earnings per share for the periods indicated:

                                                   Three Months Ended         Six Months Ended
                                                         June 30,                 June 30

                                                    1999         1998         1999         1998
                                                    ----         ----         ----         ----

Net income available to common stockholders      $1,870,412    1,229,668   $3,087,994   $2,219,525
         Weighted average shares outstanding      8,566,919    8,986,406    8,601,464    9,062,292
         Effect of dilutive instruments
           Employee stock awards                    918,565      565,027      832,517      530,903
                                                 ----------   ----------   ----------   ----------
         Total weighted average diluted shares    9,485,484    9,551,433    9,433,981    9,593,195
                                                 ==========   ==========   ==========   ==========

Basic earnings per share                         $      .22   $      .14   $      .36   $      .24
                                                 ==========   ==========   ==========   ==========
Diluted earnings per share                       $      .20   $      .13   $      .33   $      .23
                                                 ==========   ==========   ==========   ==========


NOTE 7- COMMITMENTS AND CONTINGENCIES.

         In 1998, a former employee of Hoenig instituted an arbitration before NASD Regulation, Inc. against Hoenig and Fredric P. Sapirstein, Hoenig's Chairman and Chief Executive Officer. The former employee principally alleges that the defendants wrongfully terminated his employment in breach of an employment agreement and falsely stated the reason for his termination in a securities regulatory filing on Form U-5. The former employee is seeking approximately $2.2 million in compensatory damages against each of the defendants, plus punitive damages, liquidated damages, interest, reasonable attorneys' fees and modification of the Form U-5. The defendants have filed an answer, denying the former employee's allegations, and Hoenig has filed a counter-claim against the former employee seeking damages of not less than $220,000, based on the former employee's breach of his employment agreement with Hoenig. The defendants believe that they have meritorious defenses to the arbitration, and intend to vigorously oppose the claims and pursue the counter-claim against the former employee. In the opinion of management, resolution of this matter is not expected to have a material adverse affect on the Company's financial condition, results of operations or cash flows.


NOTE 8- SEGMENT REPORTING.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), effective for fiscal years beginning after December 15, 1997, to assist financial statement users in assessing the performance of an enterprise and its prospect for future cash flows, and in making informed decisions about an enterprise. For the full year ended December 31, 1998, the Company changed its reporting of business segments in accordance with SFAS No. 131. The Company has restated information regarding periods ending prior to December 31, 1998 to reflect this change. The Company has three reportable operating segments: domestic brokerage, international brokerage and asset management. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States), and international (United Kingdom, Hong Kong and Tokyo) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer. The Company's wholly-owned asset management subsidiary provides professional asset management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its U.S. office.

         The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes to the Company's segment presentation in 1999. The Company evaluates performance based upon operating income or loss, not including interest and investment income, as well as certain intercompany expenses. The Company does not allocate certain corporate assets (goodwill and certain fixed assets) to its reportable segments.

         The following table illustrates significant financial data for each reportable segment for the periods indicated:


THREE MONTHS ENDED                   DOMESTIC       INTERNATIONAL
JUNE 30, 1999                        BROKERAGE        BROKERAGE    ASSET MGMT         TOTAL
------------------                   ---------        ---------    ----------         -----
Revenues from external customers   $ 16,766,078   $  5,682,313    $  1,981,786   $ 24,430,177
Segment operating income              2,766,617        302,314         577,699      3,646,630
Segment assets                       41,116,314     24,409,046       5,467,339     70,992,699
                                     ----------     ----------       ---------     ----------

THREE MONTHS ENDED                   DOMESTIC       INTERNATIONAL
JUNE 30, 1998                        BROKERAGE        BROKERAGE    ASSET MGMT         TOTAL
------------------                   ---------        ---------    ----------         -----

Revenues from external customers   $ 14,644,331   $  3,512,659    $  1,972,442   $ 20,129,432
Segment operating income (loss)       2,340,959       (254,219)        705,162      2,791,902
Segment assets                       24,436,246     18,866,214       3,889,346     47,191,806
                                     ----------     ----------       ---------     ----------

SIX MONTHS ENDED                     DOMESTIC       INTERNATIONAL
JUNE 30, 1999                        BROKERAGE        BROKERAGE    ASSET MGMT         TOTAL
------------------                   ---------        ---------    ----------         -----

Revenues from external customers   $ 31,968,376   $  9,142,961    $  3,939,553   $ 45,050,890
Segment operating income (loss)       5,157,690        (79,043)      1,215,463      6,294,110
                                     ----------     ----------       ---------     ----------

SIX MONTHS ENDED                     DOMESTIC       INTERNATIONAL
JUNE 30, 1998                        BROKERAGE        BROKERAGE    ASSET MGMT         TOTAL
------------------                   ---------        ---------    ----------         -----

Revenues from external customers   $ 27,996,923   $  7,775,096    $  3,938,176   $ 39,710,195
Segment operating income (loss)       4,136,025       (624,296)      1,420,803      4,932,532
                                     ----------     ----------       ---------     ----------

         Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                           ---------------------------  -------------------------
                               1999          1998          1999           1998
                               ----          ----          ----           ----

OPERATING REVENUES:
Domestic brokerage         $16,766,078   $14,644,331   $31,968,376   $27,996,923
International brokerage      5,682,313     3,512,659     9,142,961     7,775,096
Asset management             1,981,786     1,972,442     3,939,553     3,938,176
                           -----------   -----------   -----------   -----------
Total operating revenues   $24,430,177   $20,129,432   $45,050,890   $39,710,195
                           ===========   ===========   ===========   ===========

                               THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                               ---------------------------  -------------------------
                                   1999          1998          1999           1998
                                   ----          ----          ----           ----

OPERATING INCOME (LOSS):
Domestic brokerage             $ 2,766,617    $ 2,340,959    $ 5,157,690    $ 4,136,025
International brokerage            302,314       (254,219)       (79,043)      (624,296)
Asset management                   577,699        705,162      1,215,463      1,420,803
General corporate               (1,024,892)    (1,072,902)    (2,114,084)    (2,004,464)
                               -----------    -----------    -----------    -----------
Total operating income           2,621,738      1,719,000      4,180,026      2,928,068
Interest & investment income       582,525        517,778      1,279,507      1,068,668
                               -----------    -----------    -----------    -----------
Income before income taxes     $ 3,204,263    $ 2,236,778    $ 5,459,533    $ 3,996,736
                               ===========    ===========    ===========    ===========


NOTE 9  SUBSEQUENT EVENT.

         In September 1997, Murphy & Walsh Associates, Inc. filed a complaint in the Supreme Court of the State of New York, County of Westchester, against Axe-Houghton Associates, Inc., a subsidiary of the Company, and its President and Chief Executive Officer, Seth M. Lynn, as well as against USF&G Corporation and two of its subsidiaries. The complaint seeks damages of not less than $280,000, plus interest, based on a claim that defendants breached an agreement to pay Murphy & Walsh trailing commissions allegedly due Murphy & Walsh for introducing investment advisory clients to defendants. The contract at issue was entered into in April 1989 and terminated in October 1991, at which time Axe-Houghton Associates was a subsidiary of Axe-Houghton Management, Inc., a wholly-owned subsidiary of USF&G. The complaint alleges that the defendants breached the 1989 agreement by failing to pay trailing commissions during the five years following termination of the agreement. It also contains a claim for quantum meruit against all of the defendants and alleges fraudulent conveyance against USF&G and Mr. Lynn. On April 8, 1999, Murphy & Walsh moved for partial summary judgment against all of the corporate defendants on its breach of contract claim, now alleging that it is entitled to damages of $1,800,000 plus interest and reasonable attorneys' fees based on the right to receive certain retainers or advance payments during the five years immediately following termination of the agreement. On August 2, 1999, defendants Axe-Houghton Associates and Mr. Lynn entered into an agreement with Murphy Walsh and USFG and its subsidiaries to settle this litigation. The amount paid by Axe-Houghton to settle this litigation was expensed in the second quarter ended June 30, 1999 and is not material to the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to the effects of future growth, cost reduction measures taken to address operating losses in certain international operations, including the risk that restructuring Tokyo brokerage operations will not improve the profitability of international brokerage operations, industry consolidation, acquisition and expansion plans, strategic alliances, joint ventures and other business combinations, plans to address the Year 2000 issue and other technology issues, market risk, the Company's investment activities and its current equity capital requirements. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, the Company's ability to recruit and retain key employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The Company's earnings in any period are affected by its ability to earn commissions under independent research and directed brokerage arrangements on a timely basis, because revenues are recorded only when earned, and related expenses are recorded when incurred. The timing of the receipt of commissions could cause variations in earnings from year to year and quarter to quarter.

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

For the full year ended December 31 1998, the Company changed its reporting of business segments in accordance with new Statement of Financial Accounting Standards No. 131 ("Disclosures About Segments of an Enterprise and Related Information") and to reflect the restructuring of the Company's brokerage operations in Japan. The Company has three reportable operating segments -- domestic brokerage, international brokerage and asset management -- and has restated information for periods ending prior to December 31, 1998 to reflect this change. In determining whether brokerage commissions earned are domestic or international, the Company primarily relies on the geographic location of the customer.

THREE MONTHS ENDED JUNE 30, 1999 VERSUS JUNE 30, 1998

The Company's operating income before income taxes for the three months ended June 30, 1999 increased 52.5% to $2.6 million, versus $1.7 million during the same period in 1998. The increase in operating income is primarily attributable to an increase in operating income of international brokerage operations to $0.3 million in the second quarter of 1999, as compared to an operating loss of $0.3 million in 1998 and a 18.2% increase in operating income from domestic brokerage operations. The Company's net income for the three months ended June 30, 1999 increased 52.1% to $1.9 million, versus $1.2 million in 1998.

Operating revenues increased 21.4% to $24.4 million for the three months ended June 30, 1999 from $20.1 million during the same period in 1998. This increase resulted primarily from a 14.5% increase in operating revenues from domestic brokerage operations and a 61.8% increase in operating revenues from international brokerage operations. Operating revenues from international brokerage operations represented 23.3% of the operating revenues during the three months ended June 30, 1999, as compared to 17.5% during the same period in 1998. Operating revenues from asset management were essentially the same in the second quarter 1999 as compared to the same period in 1998.

Operating revenues from the Company's domestic brokerage operations for the three months ended June 30, 1999 increased 14.5% to $16.8 million as compared to $14.6 million in 1998. Operating income of the Company's domestic brokerage operations increased 18.2% to $2.8 million in the second quarter 1999, as compared to $2.3 million in the second quarter 1998, primarily due to an increase in commissions related to execution-only brokerage.

Operating revenues from international brokerage operations increased 61.8% to $5.7 million during the three months ended June 30, 1999, as compared to $3.5 million in 1998 as a result of increased commission revenues of the Company's Hong Kong operations. International brokerage operations had operating income of $0.3 million in the second quarter 1999, as compared to an operating loss of $0.3 million in the second quarter 1998.

Investment management fee revenues remained at $2.0 million for the three months ended June 30, 1999, as compared to the same period in 1998, notwithstanding a decrease in total assets under management. Total assets under management were $4.0 billion as of June 30, 1999, as compared with $4.4 billion as of June 30, 1998 and $3.9 billion as of March 31, 1999. The decrease in total assets under management since June 30, 1998 is due to partial withdrawals of assets by certain clients invested primarily in Core International ADRs, offset by investment performance. Management fee revenues remained constant during the second quarter 1999 as compared to the same period in 1998 due to an increase in small capitalization growth equities assets under management, which are managed at the Company's highest fee rate. Assets managed in small capitalization growth equities increased 13.5% to $812.0 million as of June 30, 1999 from $715.7 million as of June 30, 1998. Small capitalization growth equity assets under management were $755.2 million as of March 31, 1999. Operating income of asset management for the second quarter 1999 decreased to $0.6 million from $0.7 million during the same period in 1998, primarily due to the settlement expense related to the Murphy Walsh litigation and an increase in compensation expense for the three months ended June 30, 1999.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended June 30, 1999 increased 13.4% to $9.7 million from $8.5 million during the second quarter 1998. These expenses were 43.0% of commission revenues during the second quarter 1999, as compared to 47.0% during the second quarter 1998. These expenses increased at a lower rate than commission revenues in 1999, primarily due to an increase in commissions resulting from execution-only brokerage as a percentage of total commission revenues.

Clearing, floor brokerage and exchange charges increased 48.3% to $3.1 million during the three months ended June 30, 1999 from $2.1 million during the same period in 1998. These expenses represented 14.0% of commissions earned in the second quarter 1999 and 11.7% of commissions earned in the second quarter 1998. The increase in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions earned in certain Asian markets, where such expenses are charged at higher rates than comparable U.S. equity trades.

Employee compensation increased 13.6% to $5.9 million for the three months ended June 30, 1999 from $5.2 million for the same period in 1998. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the three months ended June 30, 1999.

All other expenses increased 20.6% to $3.1 million in the three months ended June 30, 1999, as compared to $2.6 million during the same period in 1998. This resulted primarily from an increase in expenses related to market data, consulting and year 2000-related expenses.

Net investment income and other for the second quarter ended June 30, 1999 increased 12.5% to $0.6 million, as compared to $0.5 million during the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS JUNE 30, 1998

The Company's operating income before income taxes for the six months ended June 30, 1999 increased 42.8% to $4.2 million, versus $2.9 million during the same period in 1998. The increase in operating income is primarily attributable to a 24.7% increase in operating income from domestic brokerage operations. The Company's net income for the six months ended June 30, 1999 increased 39.1% to $3.1 million, versus $2.2 million in 1998.

Operating revenues increased 13.5% to $45.1 million for the six months ended June 30, 1999 from $39.7 million during the same period in 1998. This increase resulted primarily from a 14.2% increase in operating revenues from domestic brokerage operations and a 17.6% increase in operating revenues from international brokerage operations. Operating revenues from international brokerage operations represented 20.3% of the operating revenues during the six months ended June 30, 1999, as compared to 19.6% during the same period in 1998. Operating revenues from asset management remained the same in the six months ended June 30, 1999 as compared to the same period in 1998.

Operating revenues from the Company's domestic brokerage operations for the six months ended June 30, 1999 increased 14.2% to $32.0 million, as compared to $28.0 million in 1998 due to increased trading activity. Operating income of the Company's domestic brokerage operations increased 24.7% to $5.2 million in the six months ended June 30, 1999, as compared to $4.1 million in 1998, primarily due to an increase in commissions related to execution-only brokerage.

Operating revenues from international brokerage operations increased 17.6% to $9.1 million during the six months ended June 30, 1999, as compared to $7.8 million in 1998 as a result of increased commission revenues earned by the Company's Hong Kong brokerage operations. International brokerage operations incurred operating losses of $0.1 million during the six months ended June 30, 1999, as compared to an operating loss of $0.6 million during the comparable period in 1998.

Operating income of international brokerage operations for the six months ended June 30, 1999 include non-recurring operating expenses of approximately $0.3 million related to the previously announced restructuring of the Company's brokerage operations in Tokyo, Japan, which was substantially completed as of March 31, 1999. The Tokyo office focuses primarily on sales and marketing activities, and the Company's Hong Kong operations are responsible for the execution and settlement of transactions in Japanese equities.

Investment management fee revenues remained at $3.9 million for the six months ended June 30, 1999, as compared to the same period in 1998, notwithstanding a decrease in total assets under management. Total assets under management were $4.0 billion as of June 30, 1999, as compared to $4.4 billion as of June 30, 1998 and $3.9 billion as of March 31, 1999. The decrease in total assets under management since June 30, 1998 is due to partial withdrawals of assets by certain clients invested primarily in Core International ADRs, offset by investment performance. Management fee revenues remained constant during the six months ended June 30, 1999, as compared to the same period in 1998 due to an increase in small capitalization growth equities assets under management, which are managed at the Company's highest fee rate. Assets managed in small capitalization growth equities increased 13.5% to $812.0 million as of June 30, 1999 from $715.7 million as of June 30, 1998. Small capitalization growth equity assets under management were $755.2 million as of March 31, 1999. Operating income of asset management for the six months ended June 30, 1999 decreased to $1.2 million from $1.4 million during the same period in 1998, primarily due to an increase in compensation expense for the six months ended June 30, 1999.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the six months ended June 30, 1999 increased 7.3% to $17.8 million from $16.6 million during the same period in 1998. These expenses were 43.4% of commission revenues during the six months ended June 30, 1999, as compared to 46.6% during the same period in 1998. These expenses increased at a lower rate than commission revenues in the six months ended June 30, 1999, primarily due to an increase in commissions resulting from execution-only brokerage, as well as the timing of research expense incurred relative to the receipt of commission revenues.

Clearing, floor brokerage and exchange charges increased 20.8% to $5.5 million during the six months ended June 30, 1999 from $4.6 million during the same period in 1998. These expenses represented 13.5% of commissions earned during the six months ended June 30, 1999 and 12.9% of commissions earned in the same period in 1998. The increase in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions earned in certain Asian markets, where such expenses are charged at higher rates than comparable U.S. equity trades.

Employee compensation increased 11.0% to $11.7 million for the six months ended June 30, 1999 from $10.5 million for the same period in 1998. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the six months ended June 30, 1999.

All other expenses increased 15.2% to $5.8 million in the six months ended June 30, 1999, as compared to $5.1 million during the same period in 1998. This resulted primarily from an increase in expenses related to market data, consulting and year 2000-related expenses.

Net investment income and other for the six months ended June 30, 1999 increased 19.7% to $1.3 million, as compared to $1.1 million during the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $51.4 million. All receivables from correspondent brokers and dealers are fully collectible, and no provision for uncollectibles is required.

The Company believes that its current capital resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future operating needs. The Company continues to explore opportunities to expand existing businesses and to acquire new businesses, which could potentially have an impact on liquidity and capital resources.

During the first quarter ended March 31, 1999, the Company repurchased 131,750 shares of its common stock under a previously announced stock repurchase program at a total cost of $1.1 million. These repurchases have not had a material effect on the Company's liquidity or capital resources. The Company has not repurchased any stock since the end of the first quarter 1999.

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

The Company's operating subsidiaries are regulated by the Securities and Exchange Commission ("SEC") and comparable foreign regulators, as well as by NASD Regulation, Inc. and securities exchanges of which its subsidiaries are members. The Company's principal operating subsidiary, Hoenig & Co., Inc., is a U.S. registered broker-dealer and New York Stock Exchange member. As such, Hoenig & Co. has submitted a written certification to the NYSE confirming the achievement of certain milestones by June 30, 1999. As a member of The Stock Exchange of Hong Kong, Hoenig (Far East) Limited was required to meet similar milestones by March 31, 1999 and has filed periodic status reports regarding its Y2K preparedness.

Hoenig & Co. also has filed with the SEC a Form BD-Y2K, which details its progress with respect to the Y2K Issue, and a copy of its accounting firm's report with respect to AICPA Statement of Position 98-8 regarding Y2K readiness. The Company's U.S. registered investment adviser, Axe-Houghton Associates, has filed a Form ADV-Y2K with the SEC, detailing its Y2K efforts and state of preparedness.

The Company developed a five-phase program for addressing the Y2K Issue, which consists of the following:

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

As of July 31, 1999, the Company completed Phases I through V of its Plan with respect to existing internal IT and non-IT systems in its U.S. operations.
It has completed Phases I and II and 95% of Phases III, IV and V with respect to existing internal IT and non-IT systems in its international operations. The Company originally had expected to complete Phases III, IV and V of its program for systems in its international offices by July 30, 1999; however, the Company has not yet received confirmation from certain third parties that their systems, which are used in international operations, are Y2K compliant. These third-party delays have delayed the Company's completion of Phases III, IV and V from the dates previously reported. Based on current information, these third parties are expected to confirm their Y2K readiness by September 30, 1999.

The Company has successfully tested for Y2K compliance its mission critical systems in the United States and its international operations (Phase IV), with the exception of one third-party system used in the United Kingdom. Such testing includes internal testing, industry-wide testing, point-to-point testing with third parties and integration testing. Hoenig (Far East) Limited was the Company's only brokerage subsidiary that was required to participate in industry-wide testing. Hoenig (Far East) Limited achieved successful results in the industry-wide tests conducted by The Stock Exchange of Hong Kong in March 1999. The Company also completed implementing the changes necessary to address potential Y2K failures of its existing mission critical systems in the United States and its international operations (Phase V) and anticipates that it will complete Phases III, IV and V of its program for remaining systems in its international operations by September 30, 1999.

The Company has developed contingency plans for its mission critical IT and non-IT systems to timely address any potential Y2K problems. These plans define alternate services or products to be used (e.g., market data systems) or alternate processes to be followed in the event that a mission critical system fails. The failure to develop and implement adequate contingency plans could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Notwithstanding the Company's efforts to make contingency plans, there may not be readily available alternatives for the services provided by the Company's clearing brokers, securities exchanges and utilities. Even if the Company succeeds in addressing the Y2K Issue with respect to its internal systems, it can be materially adversely affected by the failures of third parties to remediate their own Y2K problems. These third parties include trading counter-parties, financial intermediaries, securities exchanges, depositories, clearing brokers and agencies, clearing houses, commercial banks and various vendors, including providers of market data and pricing services, telecommunication services and other utilities. In particular, in some international markets where the Company conducts business, the level of awareness and remediation efforts relating to the Y2K Issue are believed to be less advanced than in the United States, and it is more difficult to obtain information from third parties about their Y2K readiness. As is true for other companies, the Company is vulnerable to Y2K failures beyond its control, particularly with respect to utility and transportation service providers.

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

Based on current information, the Company believes that it will spend a total of approximately $675,000 to $750,000 to complete the five-phase Y2K program and address the Y2K Issue, which includes the costs of software replacements and corrections, additional hardware and hardware upgrades, consulting fees and additional personnel needed to implement contingency plans. The Company does not expect these costs to be material to its financial condition, results of operations or cash flows in a given period. The Company has funded, and will continue to fund, Y2K costs through operating cash flows. Y2K costs are expensed as they are incurred. The total amount of Y2K expenses incurred through July 31, 1999 was $627,539.

The costs of addressing the Y2K Issue and anticipating dates for completing the Company's Y2K program are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company's investments are subject to certain market risks. Market risk represents the risk of loss that may result from a potential change in the market value, cash flows and earnings of an investment and related derivatives as a result of fluctuations in interest rates, foreign exchange rates and equity prices. Market risk is inherent in investments that contain derivative and non-derivative financial instruments. The Company has established procedures to manage its exposure to market fluctuations and changes in the market value of its investments.

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

For information regarding the Company's exposure to certain market risks, see
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Significant changes which have occurred since December 31, 1998 are as follows:

During the six months ended June 30, 1999, the Company reduced its investments in unaffiliated limited partnerships (valued at $4.6 million at December 31, 1998) by approximately $3.6 million by withdrawing its $1.7 million investment from one of the partnerships and reducing its investment in the other to approximately $1.1 million. Further information regarding these investments is hereby incorporated by reference to Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in this report. The Company's investment in a bank-sponsored deposit account matured in March 1999 (valued at $1.0 million at December 31, 1998), and the Company did not renew the investment. The funds previously invested in the limited partnerships and the deposit account have been invested in U.S. Treasury securities and money market funds.

                          PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There have been no material developments in the arbitration instituted by Lawrence W. Gallo, a former employee of Hoenig & Co., Inc., before the NASD Regulation Inc. against Hoenig & Co. and Fredric P. Sapirstein, Hoenig &
Co.'s Chairman and Chief Executive Officer. Additional information regarding this arbitration is hereby incorporated by reference to Note 7 of the Notes to Unaudited Consolidated Financial Statements contained in this report.

A description of the other legal proceeding required by this Item is hereby incorporated by reference to Note 9 of the Notes to Unaudited Consolidated Financial Statements contained in this report.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 20, 1999, Mr. Max H. Levine, who was nominated by the Board of Directors, was elected to serve as a Class II Director for a three-year term. The results of the election were as follows:

         For                -        7,286,916
         Withheld           -           11,901
         Broker Non-Votes   -              -0-

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  EXHIBITS
                    27.1 Financial Data Schedule

               (b)  REPORTS ON FORM 8-K
                    The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Hoenig Group Inc.



Date:  August 13, 1999                       By:/s/Fredric P. Sapirstein
                                                -------------------------------
                                                   Fredric P. Sapirstein,
                                                   Chairman and
                                                   Chief Executive Officer



Date: August 13, 1999                        By:/s/Alan B. Herzog
                                                -------------------------------
                                                   Alan B. Herzog,
                                                   Chief Operating Officer and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                        Description
-----------                        -----------

27.1                               Financial Data Schedule