Form 10-Q
period 1999-09-30
HOENIG GROUP INC
filed 1999-11-12
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             -------------------------------------------------------

For Quarter Ended:                          Commission File Number:  000-19619
September 30, 1999

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

As of November 10, 1999, there were 8,618,173 shares of common stock, par value $.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Statements of Financial Condition -
        September 30, 1999 and December  31, 1998                          1

        Consolidated Statements of Income -
        Three and Nine Months Ended September 30, 1999 and 1998            2

        Consolidated Statements of Comprehensive Income -
        Nine Months Ended September 30, 1999 and 1998                      3

        Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1999 and 1998                      4

        Notes to Unaudited Consolidated Financial Statements             5-9

    Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations            9-16

    Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                          16-17


PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                             18

    Item 6. Exhibits and Reports on Form 8-K                              18

    Signatures                                                            19

    Exhibit Index                                                         20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                         September 30, 1999   December 31, 1998
                                                         ------------------   -----------------
ASSETS
Cash and equivalents                                           $ 23,400,980        $ 19,575,824
U.S. Government obligations, at market value                     16,626,540          10,909,066
Receivables from correspondent brokers and dealers               14,568,154           8,179,525
Receivables from customers                                        8,437,656              78,864
Equipment, furniture and leasehold improvements,
        net of accumulated depreciation and amortization          1,740,560           1,704,407
Securities owned, at market value                                 4,619,951           9,016,826
Exchange memberships, at cost                                     1,321,235           1,321,235
Investment management fees receivable                             1,840,342           1,963,374
Deferred research/services expense                                1,606,099           1,153,861
Investment in limited partnerships                                1,772,098           5,343,787
Other assets                                                      3,276,808           4,092,770
                                                               ------------        ------------
        Total Assets                                           $ 79,210,423        $ 63,339,539
                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                              $  9,271,946        $ 11,927,766
Accrued compensation                                              7,423,613           7,317,812
Payable to brokers and dealers                                    8,681,549             269,997
Payable to customers                                              7,262,228           1,688,298
Accrued expenses                                                  1,046,378           1,474,478
Short-term bank loan payable                                         17,958                --
Other liabilities                                                 1,232,756             644,003
                                                               ------------        ------------
        Total Liabilities                                        34,936,428          23,322,354
                                                               ------------        ------------

STOCKHOLDERS' EQUITY
Common Stock $.01 par value per share;
Voting-authorized 40,000,000 shares, issued
10,883,950 shares in 1999 and 10,846,150 in 1998                    108,840             108,462
Additional paid in capital                                       27,661,959          27,301,478
Accumulated other comprehensive loss                               (860,608)           (883,750)
Retained earnings                                                29,498,862          24,876,560
                                                               ------------        ------------
                                                                 56,409,053          51,402,750
Less restricted stock                                               (37,500)           (150,000)
Less treasury stock at cost - 2,265,777
        shares in 1999 and 2,202,911 shares in 1998             (12,097,558)        (11,235,565)
                                                               ------------        ------------
Total Stockholders' Equity                                       44,273,995          40,017,185
                                                               ------------        ------------
        Total Liabilities and Stockholders' Equity             $ 79,210,423        $ 63,339,539
                                                               ============        ============


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                          Three Months Ended              Nine Months Ended
                                             September 30,                   September 30,
                                             -------------                   -------------
                                         1999            1998            1999            1998
                                         ----            ----            ----            ----
REVENUES
Gross commissions                    $19,793,163     $19,803,593     $60,880,396     $55,480,358
Investment management fees             2,036,124       1,789,005       5,975,677       5,727,181
Other                                     (6,248)         27,721          17,856         122,975
                                     -----------     -----------     -----------     -----------
Total operating revenues              21,823,039      21,620,319      66,873,929      61,330,514

EXPENSES
Clearing, floor brokerage and
     exchange charges                  2,552,935       2,524,795       8,100,435       7,115,892
Employee compensation                  5,702,495       5,633,220      17,355,000      16,127,820
Independent research and services      8,845,124       8,003,410      26,683,984      24,636,086
Other                                  2,486,687       2,922,558       8,318,686       7,986,312
                                     -----------     -----------     -----------     -----------
     Total expenses                   19,587,241      19,083,983      60,458,105      55,866,110
                                     -----------     -----------     -----------     -----------

OPERATING INCOME                       2,235,798       2,536,336       6,415,824       5,464,404

INVESTMENT INCOME AND OTHER
Interest, dividends                      545,961         424,643       1,485,235       1,353,422
Gain (loss) on investments, other       (200,305)       (907,758)        139,928        (767,869)
                                     -----------     -----------     -----------     -----------
Net investment income and other          345,656        (483,115)      1,625,163         585,553

Income before income taxes             2,581,454       2,053,221       8,040,987       6,049,957
Provision for income taxes             1,047,146         978,470       3,418,685       2,755,681
                                     -----------     -----------     -----------     -----------
Net income                            $1,534,308     $ 1,074,751      $4,622,302     $ 3,294,276
                                      ==========     ===========      ==========     ===========

NET INCOME PER SHARE
     Basic                            $      .18     $       .13      $      .54     $       .37
                                      ==========     ===========      ==========     ===========
     Diluted                          $      .16     $       .12      $      .49     $       .35
                                      ==========     ===========      ==========     ===========

Weighted average shares outstanding
     Basic                             8,611,783       8,572,743       8,604,941       8,897,316
                                       =========       =========       =========       =========
     Diluted                           9,640,786       9,165,260       9,508,886       9,448,538
                                       =========       =========       =========       =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)




                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1999            1998
                                                     ----            ----
Net income                                        $4,622,302      $3,294,276

Other comprehensive income,
    net of tax

    Foreign currency translation adjustment           43,005          41,803
    Tax expense                                       19,863          19,037
                                                  ----------      ----------
                                                      23,142          22,766

Comprehensive income                              $4,645,444      $3,317,042
                                                  ==========      ==========









            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                 1999            1998
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $ 4,622,302     $ 3,294,276
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                  865,218         978,366
  Loss on Write-off of Fixed Assets                                7,090         193,210
  Foreign currency translation adjustment                         23,142          22,766
  Issuance of stock compensation                                 118,123         139,404
  Issuance of restricted stock                                   112,500              --
Changes in assets and liabilities:
  Securities owned, net                                        4,396,875         843,208
  Receivable from correspondent brokers and dealers           (6,388,629)     (3,429,205)
  Receivable from customers                                   (8,358,792)      2,869,329
  Investment management fees receivable                          123,032          37,055
  Payable to customers                                         5,573,930       2,103,465
  Deferred research/services expense                            (452,238)       (983,081)
  Other assets                                                   538,770        (508,981)
  Payable to brokers and dealers                               8,411,552      (3,017,019)
  Accrued research/services payable                           (2,655,820)      3,062,627
  Accrued compensation                                           105,801         112,329
  Accrued expenses                                              (428,100)        427,395
  Other liabilities                                              588,753        (100,309)
                                                             -----------     -----------
Net cash provided by operations                                7,203,509       6,044,835

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                   (5,717,474)      7,838,360
  Investment in limited partnerships, at equity                3,571,689      (4,522,829)
  Investment in securities                                            --      (7,661,598)
  Purchases of equipment, furniture and leasehold
     improvements                                               (631,269)       (494,330)
                                                             -----------     -----------
Net cash used in investing activities                         (2,777,054)     (4,840,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                       269,325         212,779
  Treasury stock purchased                                    (1,094,474)     (5,346,416)
  Issuance of treasury stock                                     205,892         202,522
  Short-term bank loan payable                                    17,958          29,097
                                                             -----------     -----------
Net cash used in financing activities                           (601,299)     (4,902,018)

  Net increase (decrease) in cash and equivalents              3,825,156      (3,697,580)
  Cash and equivalents beginning of period                    19,575,824      20,468,926
                                                             -----------     -----------

  Cash and equivalents end of period                         $23,400,980     $16,771,346
                                                             ===========     ===========
  Supplemental disclosure of cash flow information:
     Interest paid                                           $    72,940     $    90,190
                                                             ===========     ===========
     Taxes paid                                              $ 2,484,873     $ 2,532,796
                                                             ===========     ===========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the consolidated financial position of Hoenig Group Inc. (the "Company") and its subsidiaries as of September 30, 1999 and December 31, 1998, and the consolidated results of operations, changes in comprehensive income and changes in cash flows for the periods ended September 30, 1999 and 1998. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of operating results for the full year.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

         Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1) which requires that Hoenig maintain net capital equal to the greater of $100,000 or one-fifteenth of aggregate indebtedness. At September 30, 1999, Hoenig's minimum required net capital was approximately $714,000, its net capital ratio was .69 to 1, and its actual net capital was approximately $15,410,000, which was approximately $14,696,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig) satisfied its September 30, 1999 capital requirement of approximately (yen)34,000,000 ($320,000). Hoenig & Company Limited ("Limited"), the Company's United Kingdom brokerage subsidiary, is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at September 30, 1999 was approximately (pounds)425,000 ($700,000); it had actual capital of approximately (pounds)854,000 ($1,406,000), and excess financial resources at such date of approximately (pounds)429,000 ($706,000). Hoenig (Far East) Limited ("Far East"), the Company's Hong Kong brokerage subsidiary, is required to maintain liquid capital equal to the greater of HK$3,000,000 ($386,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$12,150,000 ($1,564,000) at September 30, 1999, and it had actual liquid capital of approximately HK$53,227,000 ($6,850,000) and excess liquid capital of approximately HK$41,077,000 ($5,286,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.

         Axe-Houghton Associates, Inc., the Company's wholly-owned asset management subsidiary, is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 19.0% ($604,444) and 0.51% ($46,919) at September 30, 1999.
Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

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

         During the first six months of 1999, the Company reduced its investments in these unaffiliated limited partnerships by a total of $3.6 million, by reducing its investment in one to approximately $1.1 million and withdrawing its $1.7 million investment in the other. The remaining investment represents less than a 5% interest in the respective partnership at September 30, 1999 and is accounted for at fair market value.

NOTE 4 - FINANCIAL INSTRUMENTS.

         The Company maintains a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions. This investment is managed by a professional money manager and uses or includes derivative financial instruments for the purpose of reducing exposure to certain investment risks, including interest rate fluctuations. This investment is accounted for at fair market value based upon available market information and valuations received from the manager. Changes in the market value, as well as gains or losses resulting from the termination or maturity of these instruments, are recognized as gains or losses on investments in the period in which they occur. During the three months ended September 30, 1999 the Company reduced its investment in this portfolio by $4.0 million to approximately $4.5 million as of September 30, 1999. The $4.0 million has been invested in U.S Treasury securities and money market funds.

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

NOTE 5 - STOCKHOLDERS' EQUITY.

         From January 1, 1999 through March 31, 1999, the Company repurchased 131,750 shares of Common Stock at an aggregate cost of $1.1 million under the Company's 1998 one million-share repurchase program. The Company did not repurchase any shares during second and third quarter 1999. As of September 30, 1999, the Company has repurchased a total of 397,462 shares under the 1998 repurchase program. As of September 30, 1999, the Company has repurchased a total of 2,397,462 shares under the 1998 repurchase program and two earlier repurchase programs. The Company purchased an additional 650,000 shares of Common Stock in December 1995 from the Estate of Ronald H. Hoenig pursuant to an agreement with Mr. Hoenig. The total cost of the purchases under the repurchase programs and the purchase from the Estate (net of 781,685 shares issued out of Treasury Stock) is $12,097,558.

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

         The following table presents the computations and basic and diluted earnings per share for the periods indicated:

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                   1999          1998           1999          1998
                                                   ----          ----           ----          ----
Net income available to common stockholders     $1,534,308    $1,074,751     $4,622,302   $3,294,276
         Weighted average shares outstanding     8,611,783     8,572,743      8,604,941    8,897,316
         Effect of dilutive instruments
           Employee stock awards                 1,029,003       592,517        903,945      551,222
                                                ----------    ----------     ----------   ----------
         Total weighted average diluted shares   9,640,786     9,165,260      9,508,886    9,448,538
                                                ==========    ==========     ==========   ==========

Basic earnings per share                        $      .18    $      .13     $      .54   $      .37
                                                ==========    ==========     ==========   ==========
Diluted earnings per share                      $      .16    $      .12     $      .49   $      .35
                                                ==========    ==========     ==========   ==========

NOTE 7- COMMITMENTS AND CONTINGENCIES.

         In 1998, a former employee of Hoenig instituted an arbitration before NASD Regulation, Inc. against Hoenig and Fredric P. Sapirstein, Hoenig's Chairman and Chief Executive Officer. The former employee principally alleges that the defendants wrongfully terminated his employment in breach of an employment agreement and falsely stated the reason for his termination in a securities regulatory filing on Form U-5. The former employee is seeking approximately $2.2 million in compensatory damages against each of the defendants, plus punitive damages, liquidated damages, interest, reasonable attorneys' fees and modification of the Form U-5. The defendants have filed an answer, denying the former employee's allegations, and Hoenig has filed a counter-claim against the former employee seeking damages of not less than $220,000, based on the former employee's breach of his employment agreement with Hoenig. The defendants believe that they have meritorious defenses to the arbitration, and intend to vigorously oppose the claims and pursue the counter-claim against the former employee if the matter proceeds to an arbitration hearing. In the opinion of management, resolution of this matter is not expected to have a material adverse affect on the Company's financial condition, results of operations or cash flows.


NOTE 8- SEGMENT REPORTING.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), effective for fiscal years beginning after December 15, 1997, to assist financial statement users in assessing the performance of an enterprise and its prospects for future cash flows, and in making informed decisions about an enterprise. For the year ended December 31, 1998, the Company changed its reporting of business segments in accordance with SFAS No. 131. The Company has restated information regarding periods ended prior to December 31, 1998 to reflect this change. The Company has three reportable operating segments: domestic brokerage, international brokerage and asset management. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States) and international (United Kingdom, Hong Kong and Tokyo) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer. The Company's wholly-owned asset management subsidiary provides professional asset management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its U.S. office.

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

The following table illustrates significant financial data for each reportable segment for the periods indicated:

THREE MONTHS ENDED                    DOMESTIC     INTERNATIONAL
SEPTEMBER 30, 1999                   BROKERAGE       BROKERAGE       ASSET MGMT        TOTAL
------------------                   ---------       ---------       ----------        -----
Revenues from external customers    $15,044,782      $4,742,133      $2,036,124     $21,823,039
Segment operating income              2,245,130         271,046         715,598       3,231,774
Segment assets                       31,613,203      30,686,394       6,363,084      68,662,681
                                    -----------      ----------      ----------     -----------


THREE MONTHS ENDED                    DOMESTIC     INTERNATIONAL
SEPTEMBER 30, 1998                   BROKERAGE       BROKERAGE       ASSET MGMT        TOTAL
------------------                   ---------       ---------       ----------        -----

Revenues from external customers    $16,257,292      $3,574,022      $1,789,005     $21,620,319
Segment operating income (loss)       3,541,537        (173,756)        574,870       3,942,651
Segment assets                       30,547,657      17,057,631       4,809,425      52,414,713
                                    -----------      ----------      ----------     -----------

NINE MONTHS ENDED                     DOMESTIC     INTERNATIONAL
SEPTEMBER 30, 1999                   BROKERAGE       BROKERAGE       ASSET MGMT        TOTAL
------------------                   ---------       ---------       ----------        -----

Revenues from external customers    $47,013,158     $13,885,094      $5,975,677     $66,873,929
Segment operating income              7,402,820         192,003       1,931,061       9,525,884
                                    -----------      ----------      ----------     -----------


NINE MONTHS ENDED                     DOMESTIC     INTERNATIONAL
SEPTEMBER 30, 1998                   BROKERAGE       BROKERAGE       ASSET MGMT        TOTAL
------------------                   ---------       ---------       ----------        -----

Revenues from external customers    $44,254,215     $11,349,118      $5,727,181     $61,330,514
Segment operating income (loss)       7,677,562        (798,052)      1,995,673       8,875,183
                                    -----------      ----------      ----------     -----------

         Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                          THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                          --------------------------------    -------------------------------
                               1999             1998              1999             1998
                               ----             ----              ----             ----
OPERATING REVENUES:
Domestic brokerage         $15,044,782      $16,257,292       $47,013,158       $44,254,215
International brokerage      4,742,133        3,574,022        13,885,094        11,349,118
Asset management             2,036,124        1,789,005         5,975,677         5,727,181
                           -----------      -----------       -----------       -----------
Total operating revenues   $21,823,039      $21,620,319       $66,873,929       $61,330,514
                           ===========      ===========       ===========       ===========

                                      THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                      ----------------------------    ---------------------------
                                         1999            1998            1999            1998
                                         ----            ----            ----            ----
OPERATING INCOME (LOSS):
Domestic brokerage                    $2,245,130      $3,541,537      $7,402,820      $7,677,562
International brokerage                  271,046        (173,756)        192,003        (798,052)
Asset management                         715,598         574,870       1,931,061       1,995,673
General corporate                       (995,976)     (1,406,315)     (3,110,060)     (3,410,779)
                                      ----------      ----------      ----------      ----------
Total operating income                 2,235,798       2,536,336       6,415,824       5,464,404
Interest & investment income(loss)       345,656        (483,115)      1,625,163         585,553
                                      ----------      ----------      ----------      ----------
Income before income taxes            $2,581,454      $2,053,221      $8,040,987      $6,049,957
                                      ==========      ==========      ==========      ==========


NOTE 9 - SUBSEQUENT EVENTS

On November 4, 1999, the Company's Board of Directors authorized the management of the Company to repurchase up to one million shares of the Company's Common Stock from time to time in open-market and privately negotiated transactions subject to the availability of shares for repurchase at prices that the Company considers to be attractive. This repurchase program replaces the 1998 stock repurchase program, under which the Company had purchased a total of 397,462 shares as of November 4, 1999.

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

The amount of assets under management is affected by numerous factors, including the ability to attract and retain clients and investment personnel, investment performance results, the number and variety of investment disciplines offered and the capacity limitations of such disciplines (such as small capitalization growth equities), the market performance of particular investment disciplines, as well as the performance of the securities markets generally. Certain of the Axe-Houghton investment professionals who manage small capitalization growth equity assets are employed under contracts expiring on December 31, 2000.

For the year ended December 31 1998, the Company changed its reporting of business segments in accordance with new Statement of Financial Accounting Standards No. 131 ("Disclosures About Segments of an Enterprise and Related Information") and to reflect the restructuring of the Company's brokerage operations in Japan. The Company has three reportable operating segments -- domestic brokerage, international brokerage and asset management -- and has restated information for periods ending prior to December 31, 1998 to reflect this change. In determining whether brokerage commissions earned are domestic or international, the Company primarily relies on the geographic location of the customer.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS SEPTEMBER 30, 1998

The Company's operating income before income taxes for the three months ended September 30, 1999 decreased 11.8% to $2.2 million, as compared to $2.5 million during the same period in 1998. The decrease in operating income for the three months ended September 30, 1999 is primarily attributable to a 36.6% decrease in the operating income of the Company's domestic brokerage operations, offset by an increase in the operating income of international brokerage operations to $0.3 million from a loss of $0.2 million for the third quarter 1998. The Company's net income for the three months ended September 30, 1999 increased 42.8% to $1.5 million, versus $1.1 million during the third quarter 1998.

Operating revenues increased 9.4% to $21.8 million for the three months ended September 30, 1999 from $21.6 million during the same period in 1998. This increase resulted primarily from a 32.7% increase in operating revenues from international brokerage operations. Operating revenues from international brokerage operations represented 21.7% of the operating revenues during the three months ended September 30, 1999, as compared to 16.5% during the same period in 1998. Operating revenues from asset management for the three months ended September 30, 1999 increased 13.8% to $2.0 million as compared to $1.8 million during the same period in 1998.

Operating revenues from the Company's domestic brokerage operations for the three months ended September 30, 1999 decreased 7.5% to $15.0 million as compared to $16.2 million in 1998. Operating income before income taxes of the Company's domestic brokerage operations decreased 36.6% to $2.2 million in the third quarter 1999, as compared to $3.5 million in the third quarter 1998, primarily due to a decrease in operating revenues coupled with an increase in independent research and services expenses for the three months ended September 30, 1999.

Operating revenues from international brokerage operations increased 32.7% to $4.7 million during the three months ended September 30, 1999, as compared to $3.6 million during the same period in 1998 due to an increase in commission revenues of the Company's Hong Kong operations. International brokerage operations had operating income of $0.3 million in the third quarter 1999, as compared to an operating loss of $0.2 million in the third quarter 1998.

Investment management fee revenues increased 13.8% for the three months ended September 30, 1999 to $2.0 million, as compared to $1.8 million during the same period in 1998. Total assets under management were $3.9 billion as of September 30, 1999 as compared to $4.0 billion as of June 30, 1999 and $3.9 billion as of September 30, 1998. Management fee revenues increased 13.8% during the third quarter 1999 as compared to the same period in 1998, primarily due to an increase in small capitalization growth equities assets under management, which are managed at the Company's highest fee rate. Assets managed in small capitalization growth equities increased 51.6% to $782.2 million as of September 30, 1999 from $516.0 million as of September 30, 1998. Small capitalization growth equity assets under management were $812.0 million as of June 30, 1999. Operating income of the Company's asset management operations for the third quarter 1999 increased 24.5% to $0.7 million from $0.6 million during the same period in 1998.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended September 30, 1999 increased 10.5% to $8.8 million from $8.0 million during the third quarter 1998. These expenses were 44.7% of commission revenues during the third quarter 1999, as compared to 40.4% during the third quarter 1998. These expenses increased as a percentage of commission revenues in the third quarter 1999 primarily due to (1) the timing of research expenses incurred relative to the receipt of commissions earned and (2) a decrease in execution-only commissions for the three months ended September 30, 1999.

Clearing, floor brokerage and exchange charges increased 1.1% to $2.6 million during the three months ended September 30, 1999 from $2.5 million during the same period in 1998. These expenses represented 12.9% of commissions earned in the third quarter 1999 and 12.7% of commissions earned in the third quarter 1998. The increase in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions earned in certain Asian markets, where such expenses are charged at higher rates than comparable U.S. equity trades.

Employee compensation increased 1.2% to $5.7 million for the three months ended September 30, 1999 from $5.6 million for the same period in 1998. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the three months ended September 30, 1999.

All other expenses decreased 14.9% to $2.5 million in the three months ended September 30, 1999, as compared to $2.9 million during the same period in 1998. This resulted primarily from a decrease in consulting and marketing related expenses and the absence of write-offs for certain fixed assets that the Company incurred during the third quarter 1998.

Net investment income and other for the third quarter ended September 30, 1999 increased to $0.3 million, as compared to a loss of $0.5 million during the same period in 1998. This increase was attributed to realized and unrealized losses of $0.9 million incurred on the Company's investments during the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS SEPTEMBER 30, 1998

The Company's operating income before income taxes for the nine months ended September 30, 1999 increased 17.4% to $6.4 million, as compared to $5.5 million during the same period in 1998. The increase in operating income for the nine months ended September 30, 1999 is primarily attributable to a an increase in operating income from international brokerage operations to $0.2 million from a loss of $0.8 million during the same period in 1998. The Company's net income for the nine months ended September 30, 1999 increased 40.3% to $4.6 million, as compared to $3.3 million during the same period in 1998.

Operating revenues increased 9.0% to $66.9 million for the nine months ended September 30, 1999 from $61.3 million during the same period in 1998. This increase resulted primarily from a 6.2% increase in operating revenues from domestic brokerage operations and a 22.3% increase in operating revenues from international brokerage operations. Operating revenues from international brokerage operations represented 20.8% of the operating revenues during the nine months ended September 30, 1999, as compared to 18.5% during the same period in 1998. Operating revenues from asset management for the nine months ended September 30, 1999 increased 4.3% to $6.0 million, as compared to $5.7 million for the same period in 1998.

Operating revenues from the Company's domestic brokerage operations for the nine months ended September 30, 1999 increased 6.2% to $47.0 million, as compared to $44.3 million in 1998 due to increased trading activity. Operating income of the Company's domestic brokerage operations decreased 3.6% to $7.4 million in the nine months ended September 30, 1999, as compared to $7.7 million in 1998, primarily due to an increase in discretionary and performance based compensation in the nine months ended September 30, 1999.

     Operating revenues from international brokerage operations increased 22.3% to $13.9 million during the nine months ended September 30, 1999, as compared to $11.3 million during the same period in 1998 as a result of increased commission revenues earned by the Company's Hong Kong brokerage operations. Operating income from international brokerage operations increased to $0.2 million during the nine months ended

September 30, 1999, as compared to an operating loss of $0.8 million during the same period in 1998.

Operating income of international brokerage operations for the nine months ended September 30, 1999 includes non-recurring operating expenses of approximately $0.3 million related to the previously announced restructuring of the Company's brokerage operations in Tokyo, Japan, which was substantially completed as of March 31, 1999. The Tokyo office focuses primarily on sales and marketing activities, and the Company's Hong Kong operations are responsible for the execution and settlement of transactions in Japanese equities.

Investment management fee revenues increased 4.3% to $6.0 million during the nine months ended September 30, 1999, as compared to $5.7 million during the same period in 1998. This increase in investment management fee revenues is due to an increase in the percentage of assets managed in small capitalization growth equities assets, which assets are managed at the Company's highest fee rate. Assets managed in small capitalization growth equities increased 51.6% to $782.2 million as of September 30, 1999 (20.2% of total assets under management as of September 30, 1999) from $516.0 million (13.2% of total assets under management as of September 30, 1998). Operating income of the Company's asset management operations for the nine months ended September 30, 1999 decreased to $1.9 million from $2.0 million during the same period in 1998, primarily due to an increase in compensation expense for the nine months ended September 30, 1999.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the nine months ended September 30, 1999 increased 8.3% to $26.7 million from $24.6 million during the same period in 1998. These expenses were 43.8% of commission revenues during the nine months ended September 30, 1999, as compared to 44.4% during the same period in 1998. These expenses increased at a lower rate than commission revenues in the nine months ended September 30, 1999, primarily due to an increase in commissions resulting from execution-only brokerage during the first six months of 1999, as well as the timing of research expenses incurred relative to the receipt of commission revenues.

Clearing, floor brokerage and exchange charges increased 13.8% to $8.1 million during the nine months ended September 30, 1999 from $7.1 million during the same period in 1998. These expenses represented 13.3% of commissions earned during the nine months ended September 30, 1999 and 12.8% of commissions earned in the same period in 1998. The increase in these expenses as a percentage of commissions is primarily due to an increase in the percentage of commissions earned in certain Asian markets, where such expenses are charged at higher rates than comparable U.S. equity trades.

Employee compensation increased 7.6% to $17.4 million for the nine months ended September 30, 1999 from $16.1 million for the same period in 1998. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the nine months ended September 30, 1999.

All other expenses increased 4.2% to $8.3 million in the nine months ended September 30, 1999, as compared to $8.0 million during the same period in 1998. This resulted primarily from an increase in market data, consulting and year 2000-related expenses.

Net investment income and other for the nine months ended September 30, 1999 increased to $1.6 million, as compared to $0.6 million during the same period in 1998. This increase in investment income and other reflects the absence of realized and unrealized losses of $0.9 million which the Company incurred during the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $55.3 million. All receivables from correspondent brokers and dealers are fully collectible, and no provision for uncollectibles is required.

The Company believes that its current capital resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future operating needs.

During the nine months ended September 30, 1999, the Company repurchased 131,750 shares of its common stock (all in the first quarter) under the 1998 stock repurchase program at a total cost of $1.1 million. These repurchases have not had a material effect on the Company's liquidity or capital resources. On November 4, 1999, the Company announced a new one million share stock repurchase program, which replaced the 1998 stock repurchase program.

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

As of July 31, 1999, the Company completed Phases I through V of its Plan with respect to existing internal IT and non-IT systems in its U.S. operations. It has completed Phases I through IV and has completed 95% of Phase V with respect to existing internal IT and non-IT systems in its international operations. Based on current information, the Company expects to complete Phase V of its Plan with respect to internal systems in its international operations by November 30, 1999.

The Company has successfully tested for Y2K compliance its mission critical systems in the United States and its international operations (Phase IV). Such testing includes internal testing, industry-wide testing, point-to-point testing with third parties and integration testing. Hoenig (Far East) Limited was the Company's only brokerage subsidiary that was required to participate in industry-wide testing. Hoenig (Far East) Limited achieved successful results in the industry-wide tests conducted by The Stock Exchange of Hong Kong in March 1999.

The Company has developed and continues to refine contingency plans for its mission critical IT and non-IT systems to timely address any potential Y2K problems. These plans define alternate services or products to be used (e.g., market data systems) or alternate processes to be followed in the event that a mission critical system fails. The failure to develop and implement adequate contingency plans could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

The Company has hired consultants on an as-needed basis to assist Company personnel in effecting the Company's Y2K program. In order to focus attention on the Y2K Issue, management has deferred certain other technology projects, but this deferral is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Based on current information, the Company believes that it will spend a total of approximately $800,000 TO $950,000 to complete the five-phase Y2K program and address the Y2K Issue, which includes the costs of software replacements and corrections, additional hardware and hardware upgrades, internal allocations for employee time, consulting fees and additional personnel needed to implement contingency plans. The increase in anticipated Y2K costs reflects increased consulting expenses incurred by the company during the third quarter 1999. The Company does not expect these costs to be material to its financial condition, results of operations or cash flows in a given period. The Company has funded, and will continue to fund, Y2K costs through operating cash flows. Y2K costs are expensed as they are incurred. The total amount of Y2K expenses incurred through October 31, 1999 was $732,990.

The costs of addressing the Y2K Issue and anticipated dates for completing the Company's Y2K program are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

During the first six months of 1999, the Company reduced its investments in unaffiliated limited partnerships (valued at $4.6 million at December 31, 1998) by approximately $3.6 million by withdrawing its $1.7 million investment from one of the partnerships and reducing its investment in the other to approximately $1.1 million. Further information regarding these investments is hereby incorporated by reference to Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in this report. The Company's investment in a bank-sponsored deposit account matured in March 1999 (valued at $1.0 million at December 31, 1998), and the Company did not renew the investment. During the third quarter of 1999, the Company reduced its investment in the diversified portfolio of preferred stock and U.S. Treasury futures by $4.0 million to approximately $4.5 million. The funds previously invested in the limited partnerships, deposit account and diversified portfolio of preferred stock and U.S. Treasury futures have been invested in U.S. Treasury securities and money market funds.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS
                  27.1 Financial Data Schedule

         (B)      REPORTS ON FORM 8-K
                  The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            Hoenig Group Inc.



Date: November 10, 1999                     By: /s/ Fredric P. Sapirstein
                                               --------------------------------
                                                    Fredric P. Sapirstein,
                                                    Chairman and
                                                    Chief Executive Officer



Date: November 10, 1999                     By: /s/ Alan B. Herzog
                                               --------------------------------
                                                    Alan B. Herzog,
                                                    Chief Operating Officer and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------
27.1                          Financial Data Schedule