Form 10-K
period 1999-12-31
HOENIG GROUP INC
filed 2000-03-30
CIK 878551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

                       -----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 24, 2000: Common Stock, par value $0.01 per share, $37,922,553.

As of March 24, 2000, there were 8,178,805 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III as set forth herein. Certain exhibits are incorporated by reference in Part IV from prior filings.

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

The Company conducts business from its headquarters in Rye Brook, New York, its international offices in London, Hong Kong and Tokyo and its regional office in Boston. The Company maintains securities trading operations in Rye Brook, Boston, London and Hong Kong, and a sales and marketing office in Tokyo. The Company conducts its asset management business from its Rye Brook offices.

The Company changed its operating segment presentation in 1998 to better reflect the way in which management evaluates the Company's businesses in deciding how to allocate resources and in assessing performance. The Company's operating segments are domestic brokerage, international brokerage and asset management. See Note 12 to the Consolidated Financial Statements for specific information regarding operating revenues and profits by reportable segments.

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

The Company earns commissions in connection with four types of brokerage services:

    o providing independent research and other services to investment managers;

    o paying expenses of, or commission refunds to, customers under directed brokerage or commission recapture arrangements;

    o    providing proprietary research to investment managers; and

    o    execution-only services.

Approximately 74% of the Company's total brokerage commissions are earned in connection with the provision of independent research and directed brokerage arrangements. The remaining 26% of total commissions relate to execution-only services and proprietary research. Commissions earned in connection with providing execution-only services and proprietary research represent a higher percentage (approximately 30%) of commissions earned by the Company's domestic brokerage operations. The Company's international brokerage operations rely more heavily on the provision of independent research than domestic brokerage operations, with execution-only services and proprietary research representing 13% of international commissions earned in 1999. Directed brokerage arrangements are less common in international markets and have not historically represented a significant part of the Company's international brokerage business.

The Company generally expects a certain amount of commissions for every $1 in research, other services and commission refunds provided under independent research and directed brokerage arrangements. This ratio is not fixed and may vary on an individual customer basis. Ratios have been, and continue to be, under competitive pressure in the United States, as well as in international markets.

The Company's commission rates and ratios generally are negotiated between the Company and its customers, and vary with the volume and nature of trading involved. The Company believes that its ability to provide customers with domestic and international trade execution capabilities and high quality customer service are important factors in its ability to compete for customers seeking independent research and directed brokerage arrangements. The Company typically provides a periodic global statement to each customer, which allows the customer to easily track the research and other services provided, the commission expectation and the commissions generated during the period.

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

Through its relationships with independent research analysts and other service providers, the Company offers a wide variety of specialized and sophisticated research products and services, including fundamental research, economic research and forecasting, quantitative analysis, global research, quotation, news and database systems, fixed income research, software for securities analysis, portfolio management and performance measurement services. Many of these products and services are available directly from the research analyst or service provider, as well as from other brokerage firms, including specialty firms offering only independent research and firms that also provide proprietary research.

The Company's relationship with an independent research provider typically is one in which the research organization agrees to supply research products or services to the Company's customers for a specified period of time (generally one year or less), and the Company agrees to pay for such research. Almost all of the Company's research relationships are non-exclusive arrangements. Some of these relationships, particularly those with organizations that supply quotation, news and database systems, and software for securities analysis, portfolio management and performance measurement, are contractual in nature. The Company's business is not dependent on any one or a select number of research organizations; however, collectively, quotation, news and database systems and portfolio management and performance measurement systems represent a significant portion of the independent research provided by the Company, the loss of which could materially affect the Company's business.

     DIRECTED BROKERAGE

The Company also engages in directed brokerage arrangements with certain institutional investors, particularly hedge funds, private investment funds and investment partnerships, corporations and pension plans. A directed brokerage arrangement is a contractual arrangement between a brokerage firm and its customer whereby the broker pays certain expenses of the customer, such as custodian fees, or refunds to the customer a portion of commissions paid in consideration of the customer directing commission business to the broker. These types of arrangements are commonly known as directed brokerage because the customer instructs its money managers to direct trades for the customer's account to the broker with whom the customer has a directed brokerage arrangement. In the case of pension plans, directed brokerage arrangements often involve the payment of commission refunds to the pension plan and are often referred to as "commission recapture" programs. The term "soft dollars" also has been used to refer to directed brokerage arrangements.

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

The Company derived approximately 26% of its total commission revenues in 1999, 23% in 1998 and 20% in 1997 from execution-only brokerage and proprietary research.

     SALES AND MARKETING

As of December 31, 1999, the sales and marketing staff for the Company's domestic and international brokerage operations comprised 10 full-time professionals: 8 in the United States, 1 in Tokyo and 1 in Hong Kong. These individuals manage established customer relationships and solicit new business for the Company's brokerage services. In doing so, the sales and marketing staff works to identify investment styles, trading techniques and research requirements of customers.

The sales and marketing representatives serve as a link between research service providers and existing or potential customers. They work closely with the Company's customers to identify which products and services suit their investment needs and continuously seek to introduce independent research products and other services to existing and prospective customers. Similarly, the Company's sales and marketing personnel also promote and sell the Company's proprietary research and other brokerage services, including execution-only services.

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

The Company introduces on a fully-disclosed basis all accounts trading in U.S. equity and fixed income securities to Pershing, Division of Donaldson, Lufkin & Jenrette Corporation. Under the Company's clearing arrangement, Pershing performs administrative functions with respect to the transactions of the Company's customers, such as record keeping, confirmation of transactions and preparation and transmission of monthly statements. Pershing also extends margin credit to some of the Company's brokerage customers. The Company has a similar arrangement (other than the extension of margin credit) with Pershing & Co. Ltd. in London for accounts trading in the United Kingdom and certain European securities markets. The Company maintains settlement accounts with various banks and brokerage firms throughout the world with respect to transactions in Asian securities other than those listed on The Stock Exchange of Hong Kong. The Company pays a fee to its clearing and settlement agents based on a fixed amount per transaction. Commissions, net of clearing expenses, are remitted on a monthly basis by the clearing and settlement agents to the Company.

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

ASSET MANAGEMENT

Axe-Houghton Associates, Inc. is a registered investment adviser under the Investment Advisers Act of 1940. Axe Houghton provides professional investment management for public and corporate employee benefit plans, investment partnerships and other institutional clients in the United States and also acts as the general partner of two investment limited partnerships. It specializes in active small capitalization growth equity, small and mid-capitalization value management, as well as international indexing using American Depositary Receipts
(ADRs).

As of December 31, 1999, Axe-Houghton's assets under management were $4.96 billion, as compared with $4.02 billion at the end of 1998 and $3.82 billion at the end of 1997. Assets under management increased in 1999 due to investment performance, the receipt of additional assets from existing clients, and the development of two new small-capitalization growth-related investment disciplines, Focused Growth Equities and Technology Growth. Assets managed in Small Capitalization Growth Equities experienced the greatest growth, increasing from $698.5 million at the end of 1998 to $1.2 billion at the end of 1999. Assets managed in Small Capitalization Growth Equities was $591.3 million as of December 31, 1997. Assets under management in the two new disciplines was $181 million at the end of 1999. Assets under management as of February 29, 2000 were $5.21 billion, of which $1.5 billion represents assets managed in Small Capitalization Growth Equities and $328 million represents assets managed in the two new disciplines.

Growth in assets under management is dependent on numerous factors, including:

    o Axe-Houghton's ability to attract new clients and retain existing clients;

    o    its ability to attract and retain highly skilled personnel;

    o its investment performance relative to market benchmarks and others offering similar disciplines;

    o    the number and variety of investment disciplines offered;

    o    the market performance of various investment disciplines;

    o the capacity limitations of a particular investment discipline, such as small capitalization growth equities; and

    o    the performance of the securities markets in general.

Axe-Houghton has not accepted any new clients in the small capitalization growth equities discipline since the first quarter 1998 because of capacity limitations, but has accepted additional investments from existing clients. The Company believes that the growth of the U.S. small capitalization equity market and increasing market capitalizations over the past two years has resulted in increased capacity of the Small Capitalization Growth Equities discipline. As a result, Axe-Houghton intends to accept new clients in its Small Capitalization Growth Equity discipline in 2000.

Axe-Houghton's marketing department consists of three full-time professionals. These individuals work directly with potential clients, as well as with various investment management consulting firms, to introduce Axe-Houghton's investment disciplines and performance records to institutional clients. They also provide client service to managed accounts.

EMPLOYEES

At December 31, 1999, the Company employed 104 people on a full-time basis, which includes 8 in executive positions, 27 in floor positions or positions as brokers, 13 in sales and marketing positions, 14 in accounting, legal and compliance positions, 9 in investment positions, 3 in information technology and 30 in clerical or other positions. Of the 104 employees, 58 are employed by Hoenig & Co. (including 2 in Tokyo), 5 by Hoenig Group Inc., 16 by Axe-Houghton, 15 by Hoenig (Far East) Limited and the remaining 10 are employed by Hoenig & Company Limited. All of the Company's offices, except the Tokyo office, engage in both marketing and brokerage activities. The Company considers its relations with employees generally to be good.

CUSTOMER RELATIONSHIPS

The Company has existing brokerage relationships with over 500 institutional customers worldwide. The Company's 10 and 20 largest customers accounted for 33.4% and 45.5%, respectively, of total revenues for the year ended December 31, 1999 and 29.0% and 41.1%, respectively, of total revenues for the year ended December 31, 1998. A significant percentage of the Company's largest customers are hedge funds, investment partnerships and private investment funds. No single customer accounted for 10% or more of the Company's revenues for any of the years ended December 31, 1999, 1998 and 1997.

The Company believes that its brokerage customer list is broadly based, with a particular expertise among hedge funds, investment partnerships and private investment funds. Approximately 70% of the Company's brokerage business is executed in U.S. markets, and the majority of its customers are located in the United States. The Company's ability to assist its customers in executing securities transactions in many of the world's major markets reduces its reliance on volume and trading in any one particular market, other than the United States. Sales and marketing personnel located in the Company's international offices are responsible for developing local customer relationships which help to diversify the Company's customer base.

The Company maintains a limited number of retail brokerage accounts. These accounts are primarily the accounts of employees (who generally are required to trade through the Company), their relatives and friends of the Company. The Company does not compete for retail business.

As of December 31, 1999, the Company had 31 advisory clients which maintained 42 investment advisory accounts. Four of these accounts are maintained for affiliates. As of December 31, 1998, the Company had 34 advisory clients which maintained 48 investment advisory accounts, including four of affiliates.

COMPETITION

The institutional brokerage and asset management businesses are highly competitive. The Company must meet price competition commensurate with the products and level of service that it offers. Such competition affects not only the Company's ability to compete for new clients, but also its ability to attract and retain highly skilled employees.

The Company's brokerage business competes directly and indirectly with independent specialty firms, as well as with traditional full-service brokerage firms, both domestic and foreign, that offer independent research and engage in directed brokerage. In addition, the Company competes directly with traditional full-service firms that offer economic research and forecasting similar to the Company's proprietary economic research, as well as other types of research and brokerage services not offered by the Company. Established U.S. and international brokerage firms, as well as independent specialty firms, are the most likely candidates to compete successfully for customers seeking independent research and directed brokerage arrangements. This is especially true as larger investment management firms seek to consolidate the number of brokers that they use and obtain proprietary and independent research from the same broker.

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

The Company believes that it successfully competes for brokerage business because of the quality of its trade execution, its global execution capabilities and the variety and quality of the independent and proprietary research and other services that it provides. The Company believes that important competitive factors in the securities brokerage business are the ability of professional personnel to understand and anticipate the customer's requirements and expectations and to provide high quality products and services at competitive prices. Management believes that its knowledge of, and relationships with, numerous third-party service providers enable it to compete effectively for commission business.

The Company's asset management business competes with other registered investment advisers, full-service brokerage firms, mutual funds, banks, trust companies, investment counselors and other investment professionals. A significant number of these competitors have greater capital and other resources than the Company and offer clients a broader range of asset management disciplines. Some of the competing firms offer these services at rates lower than those charged by the Company. The Company's asset management business also competes with other investment managers on the basis of historical investment performance results, some of which have better investment performance records than the Company. The Company believes that it successfully competes with other investment professionals because of the high quality of the portfolio management and client services that it provides, which often is more important to attracting and retaining investment management clients than the fee rate charged.

The low capital requirements of the institutional brokerage and asset management businesses mean that there are no true financial barriers to entry into these businesses. However, the Company's relationships with major institutional investors and direct lines of communication to these institutional investors are not easily duplicated.

The institutional brokerage and asset management businesses have undergone considerable consolidation in the last few years, both domestically and cross-border. Such activity not only creates larger competitors with greater resources, but also results in increased competition for highly skilled employees.

REGULATION

Broker-dealers and investment advisers are subject to regulation covering virtually all aspects of their businesses. The Company is subject to extensive regulation under U.S. federal and state law and by certain U.S. self-regulatory bodies, including the New York Stock Exchange (NYSE) and various other stock exchanges, the U.S. Securities and Exchange Commission (SEC), the National Association of Securities Dealers Regulation, Inc. (NASDR), and several foreign regulatory bodies. Through its subsidiaries, the Company is a member of the New York Stock Exchange (NYSE), all major regional U.S. exchanges, the London Stock Exchange (LSE) and The Stock Exchange of Hong Kong, and is an associate member of the American Stock Exchange. The Company's brokerage subsidiaries are registered as broker-dealers in a number of countries.

    o Hoenig & Co. is a U.S. registered broker-dealer and is regulated by the SEC, NASDR, and various securities exchanges, including the NYSE which has been designated as its primary regulator.

    o Hoenig & Co.'s Tokyo office is regulated by the Japanese Financial Supervisory Agency (FSA) and the Japan Association of Securities Dealers.

    o Hoenig & Company Limited is a U.K. registered broker-dealer and is regulated by the Securities Futures Authority (SFA) in the United Kingdom and the LSE.

    o Hoenig (Far East) Limited is registered as a dealer and investment adviser with the Hong Kong Securities and Futures Commission (SFC) and is a member of The Stock Exchange of Hong Kong.

    o Axe-Houghton is registered in the U.S. as an investment adviser with the SEC.

Hoenig & Co., Inc. is also subject to regulation in various states.

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

In the United States, the provision of research to investment managers in consideration of commissions is conducted in reliance upon the safe harbor provided under Section 28(e) of the Securities Exchange Act of 1934. The protections of Section 28(e) apply equally to the provision of independent third-party research, as well as proprietary research.

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

The SEC from time to time has been urged by competitors of the Company and others to seek Congressional reconsideration of Section 28(e) or narrow its scope through interpretation. In September 1998, the SEC released a report on soft dollar examinations conducted by the SEC in 1996 and 1997. The report summarizes the SEC's findings and makes recommendations with respect to the soft dollar practices of registered brokers, investment advisers and mutual funds. Most of the findings relate to failures to abide by the requirements of the
Section 28(e) safe harbor and to inadequate disclosure of soft dollar arrangements. The report also comments on a lack of internal controls (record-keeping, procedures, supervision) at brokers and investment advisers regarding soft dollar arrangements. Based on the examination findings, the SEC's report makes several specific recommendations, including that the SEC should consider adopting various record-keeping rules that would apply to brokers and investment advisers engaged in soft dollar arrangements and that it require more meaningful disclosure of soft dollar arrangements in forms filed by registered investment advisers. The SEC has not to date proposed specific rule changes or issued new interpretations relating to soft dollar practices.

In November 1997, a working group of the Advisory Council on Employee Welfare and Benefit Plans published a report which included recommendations to the Department of Labor and the SEC regarding regulatory and statutory changes and recommendations to plan sponsors and other fiduciaries regarding how soft dollar and directed brokerage arrangements should be handled. The report included a recommendation that the Department of Labor and the SEC should require additional disclosure of soft dollar and directed brokerage activities and tighten the definition of research under Section 28(e). The report also contained a recommendation from a minority of the Advisory Council's working group that the Section 28(e) safe harbor be repealed with respect to fiduciaries of employee benefit plans only. Neither the Department of Labor nor the SEC has acted on the Advisory Council Group report and recommendations. In addition, various industry associations, including the Securities Industry Association and the Association for Investment Management and Research, have issued best practices and standards of conduct which provide guidance to brokers and investment managers that receive proprietary and independent research from brokers and/or are involved in directed brokerage arrangements.

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

The degree of regulation of soft dollar and directed brokerage arrangements varies among the countries in which the Company has customers. Many countries, like Japan, do not have specific rules, or safe harbors like Section 28(e) in the United States, regarding the provision of research in exchange for commissions. Other countries, like the United Kingdom, Hong Kong, Singapore and Australia, have adopted regulations that are similar to those in the United States.

In June 1997, the Japanese Securities and Exchange Council issued a report recommending comprehensive reform of the Japanese securities markets. These reforms began in April 1998 and are expected to be completed in the Year 2000. These reforms are intended to promote a more liberalized market driven by competition and market forces, rather than government regulation. One of the most significant of these reforms is the deregulation of commissions, which began in April 1998 and was completed in October 1999. These reforms have resulted in the registration of many new broker-dealers in Japan and increased competition for brokerage business in both the institutional and retail markets.

NET CAPITAL REQUIREMENTS

The Company's brokerage subsidiaries are subject to various net capital requirements. Hoenig & Co. is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that Hoenig & Co. maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 1999, Hoenig & Co.'s net capital ratio was 1.05 to 1. The capital requirement of Hoenig & Co.'s Tokyo branch office at December 31, 1999 was ((Yen)) 30,000,000 ($293,000). Hoenig & Company Limited is required to maintain financial resources of at least 110% of its capital requirement (as defined). Hoenig (Far East) Limited is required to maintain liquid capital of the greater of HK$3,000,000 ($386,000) or 5% of the average quarterly liabilities. The table below summarizes the capital positions for each brokerage subsidiary at December 31, 1999:

                                                                     Actual/
                                                                    Eligible
                                              Minimum                Capital
                                     Required Capital               12/31/99          Excess of Requirement
                                     ----------------               --------          ---------------------

Hoenig & Co., Inc.                           $892,000            $12,772,000                    $11,880,000

Hoenig & Company Limited                     $638,000             $1,378,000                       $740,000
                                     ((pounds)395,000)      ((pounds)853,000)              ((pounds)458,000)

Hoenig (Far East) Limited                  $2,117,000             $7,412,000                     $5,295,000
                                      (HK$16,463,000)        (HK$57,636,000)                (HK$41,173,000)

Item 2. Properties

The Company's headquarters occupies office space of approximately 28,000 square feet at Reckson Executive Park, 4 International Drive, Rye Brook, New York 10573, under a lease which expires on May 31, 2002. In addition, the Company leases an additional 11,000 square feet of office space in Boston, London, Hong Kong and Tokyo under leases which expire or are terminable at various times beginning April 2001 through May 2003, and in New Rochelle, NY on a month-to-month basis.

Item 3. Legal Proceedings

The description of legal proceedings required by this Item is incorporated by reference to Note 4 to the Consolidated Financial Statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation System National Market (Nasdaq) under the symbol HOEN.

The following table sets forth the high and low sales prices for the Common Stock as reported by Nasdaq for the eight quarters ending December 31, 1999:

PERIOD ENDED                                               COMMON STOCK
------------                                               ------------
                                                        HIGH          LOW
                                                        ----          ---

March 31, 1998                                         $6.75        $6.125
June 30, 1998                                           7.438        6.563
September 30, 1998                                      8.00         6.75
December 31, 1998                                       8.25         6.75


March 31, 1999                                         15.00         6.25
June 30, 1999                                          10.375        7.25
September 30, 1999                                     12.25         9.00
December 31, 1999                                      12.75         8.375

The Company has not paid dividends on its Common Stock since February 1997. At the present time, the Company does not intend to reinstate the dividend.

Based on information supplied by Continental Stock Transfer & Trust Company, the Company's transfer agent, the Company believes that there were approximately 532 holders of record and beneficial owners of Common Stock on March 24, 2000. The closing price of the Common Stock was $9.00 on March 24, 2000.

Item 6. Selected Financial Data

                                 Summary Consolidated Financial Data
                               (In thousands except per share amounts)

                                                                Year ended December 31,

                                                1999         1998         1997         1996         1995
                                                ----         ----         ----         ----         ----
Income Statement
Operating revenues                            $91,786      $83,944      $76,315      $70,030      $53,527
Operating income (loss)                         8,733        7,142        3,900        3,230       (1,862)
Investment income and other                     2,296        1,280        2,097        1,737        7,252
Income before income taxes                     11,029        8,422        5,997        4,967        5,389
Net income                                      6,377        4,686        3,580        2,887        4,919
Net income per share basic(1)                     .74          .53          .38          .31          .50
Net income per share diluted(1)                   .67          .50          .37          .31          .50
Dividends per share                                 -            -            -          .10          .10
Weighted average shares and
  equivalents outstanding(1)                    9,495        9,446        9,771        9,391        9,881

                                                            Year ended December 31,

                                                1999         1998         1997         1996         1995
                                                ----         ----         ----         ----         ----
Balance Sheet
Total assets                                  $70,508      $63,340      $61,021      $51,528      $45,135
Stockholders' equity                          $41,253      $40,017      $39,526      $37,851      $34,458

--------------
(1) See Note 16 to the Consolidated Financial Statements for information regarding changes to the earnings per share computation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to future growth, cost reduction measures taken to address operating losses in certain international operations, including the risk that such measures will not improve the profitability of international brokerage operations, industry consolidation, acquisition and expansion plans, strategic alliances, joint ventures and other business combinations, plans to address various technology issues, market risk, the Company's investment activities and its equity capital requirements. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, fluctuations in asset management performance, the Company's ability to recruit and retain highly skilled employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report. See "Business - Competition" and "Regulation".

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

The Company's profit margin on execution-only brokerage and commissions earned in connection with providing proprietary research has been higher than that on commissions earned in connection with independent research and directed brokerage arrangements because the Company does not incur direct expenses for research and other services in connection with such activities.

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

The Company's earnings in any period are affected by its ability to earn commissions under independent research and directed brokerage arrangements on a timely basis because revenues are recorded only when earned, and related expenses are recorded when incurred. The timing of the receipt of commissions could cause variations in earnings from year to year and quarter to quarter. The Company's earnings also may be affected by regulatory changes or industry sentiment regarding independent research arrangements and directed brokerage. Two of the Company's international customers recently indicated that, beginning in 2000, they will no longer engage in independent research arrangements. The loss of business from these customers could have a material affect on the Company's international brokerage operations.

During the fourth quarter 1998, the Company restructured its brokerage operations in Tokyo as part of an effort to reduce operating costs and improve the profitability of its international brokerage operations. The Company completed the restructuring during the first quarter 1999. The Company's Tokyo operations now focuses on sales and marketing activities. The Company continues to evaluate maintaining operations in Tokyo.

The Company's second largest source of revenues is investment management fees earned by Axe-Houghton, the Company's asset management subsidiary, in connection with the provision of investment management services to institutional clients. Investment management fee revenues are a function of assets under management and the management fees charged. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company.

The amount of assets under management is affected by numerous factors, including the ability to attract and retain clients and highly skilled personnel, investment performance results, the number and variety of investment disciplines offered and the capacity limitations of such disciplines (such as small capitalization growth-related disciplines), the market performance of particular investment disciplines, as well as the performance of the securities markets generally. The Axe-Houghton investment professionals who are responsible for managing small capitalization growth equity-related assets are employed under contracts expiring on December 31, 2000. Axe-Houghton currently is negotiating new employment arrangements with these individuals, but no assurances can be given as to when or how these negotiations will conclude. The financial results of the Company could be materially adversely affected if such negotiations are not successfully resolved.

As the brokerage and asset management industries continue to consolidate, the Company considers various strategies to enhance stockholder value. These include, among others, strategic alliances, investments, and joint ventures; spin-offs; purchase, sale or merger transactions with other companies; a reorganization of the Company; and other similar transactions. In considering any of these strategies, the Company evaluates the consequences of such strategy including, among other things, the tax effects of the transaction and the accounting consequences of the transaction. In addition, such strategies could have various other significant consequences, including changes in the management, control or operational or acquisition strategies of the Company. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

In 1998, the Company changed its reporting of business segments in accordance with new Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company has three reportable operating segments -- domestic brokerage, international brokerage and asset management. In determining whether brokerage commissions earned are domestic or international, the Company primarily relies on the geographic location of the customer. See Note 12 to the Consolidated Financial Statements for information regarding operating revenues and profits by reportable segments.

YEAR ENDED DECEMBER 31, 1999 VERSUS DECEMBER 31, 1998

The Company's operating income for the year ended December 31, 1999 increased 22.3% to $8.7 million, as compared to $7.1 million in 1998. The increase in operating income for the year ended December 31, 1999 is primarily attributable to an increase in operating income from international brokerage operations to $0.5 million from a loss of $0.9 million during 1998 and a 13.8% increase in operating income from asset management operations. The Company's net income for the year ended December 31, 1999 increased 36.1% to $6.4 million, as compared to $4.7 million in 1998. Net income increased at a higher rate than operating income due to a 79.4% increase in investment income and other, coupled with a decrease in the Company's overall tax rate in 1999. The decrease in the tax rate is attributable to an increase in income derived from the Company's operations in Hong Kong, which is taxed at a lower rate than income earned in the U.S.

Operating revenues increased 9.3% to $91.8 million for the year ended December 31, 1999 from $83.9 million during the same period in 1998. This resulted primarily from a 6.5% increase in operating revenues from domestic brokerage operations and a 19.4% increase in operating revenues from international brokerage operations. Operating revenues from international brokerage operations represented 21.1% of the operating revenues during the year ended December 31, 1999, as compared to 19.4% during the same period in 1998. Commission revenues from international brokerage operations represented 23.3% of the Company's total commissions during the year ended December 31, 1999, as compared to 21.3% in 1998. Operating revenues from asset management for the year ended December 31, 1999 increased 10.1% to $8.3 million, as compared to $7.6 million for 1998.

Operating revenues from the Company's domestic brokerage operations for the year ended December 31, 1999 increased 6.5% to $64.1 million, as compared to $60.1 million in 1998 due to increased trading activity. Operating income of the Company's domestic brokerage operations decreased 5.8% to $10.0 million in the year ended December 31, 1999, as compared to $10.6 million in 1998, primarily due to an increase in discretionary and performance-based bonus compensation in the year ended December 31, 1999.

Operating revenues from international brokerage operations increased 19.4% to $19.4 million for the year ended December 31, 1999, as compared to $16.2 million in 1998 as a result of increased commission revenues earned by the Company's Hong Kong brokerage operations, offset by a 44.8% decrease in revenues earned in Japan which resulted primarily from the restructuring of the Company's Tokyo operations.

Operating income from international brokerage operations increased to $0.5 million for the year ended December 31, 1999, as compared to an operating loss of $0.9 million in 1998. Operating income of international brokerage operations for the year ended December 31, 1999 includes non-recurring operating expenses of approximately $0.3 million related to the restructuring of the Company's brokerage operations in Tokyo, Japan, which was completed as of March 31, 1999.

Investment management fee revenues increased 10.1% to $8.3 million during the year ended December 31, 1999, as compared to $7.6 million in 1998. This increase in investment management fee revenues is due to an increase in the percentage of assets managed in small capitalization growth-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in Small Capitalization Growth Equities increased 71.9% to $1.2 billion as of December 31, 1999 (24.2% of total assets under management as of December 31, 1999) from $698.5 million (17.4% of total assets under management as of December 31, 1998), as a result of additional funds received from existing clients, as well as appreciation of existing assets. Total assets under management increased 23.3% to $4.96 billion as of December 31, 1999 from $4.02 billion as of December 31, 1998. Assets under management increased in 1999 due primarily to investment performance, the receipt of additional assets from existing Small Capitalization Growth Equity clients, and the development of two new small capitalization growth-related investment disciplines, Focused Growth Equities and Technology Growth, which together represented $181.1 million of assets under management at December 31, 1999. Operating income of the Company's asset management operations for the year ended December 31, 1999 increased 13.8% to $2.9 million from $2.5 million in 1998. As of December 31, 1999, the Company had 31 advisory clients which maintained 42 investment advisory accounts, as compared to 34 advisory clients that maintained 48 investment advisory accounts as of December 31, 1998.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the year ended December 31, 1999 increased 9.5% to $36.8 million from $33.7 million in 1998. These expenses were 44.2% of commission revenues during the year ended December 31, 1999, as compared to 44.1% in 1998.

Clearing, floor brokerage and exchange charges increased 11.5% to $10.6 million during the year ended December 31, 1999 from $9.5 million in 1998. These expenses represented 12.8% of commissions earned during the year ended December 31, 1999 and 12.5% of commissions earned in 1998. These expenses increased at a higher rate than commissions due to an increase in the percentage of commissions earned in certain Asian markets, where such expenses are charged at higher rates than comparable U.S. equity trades.

Employee compensation increased 8.8% to $23.9 million for the year ended December 31, 1999 from $22.0 million in 1998. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the year ended December 31, 1999.

All other expenses remained at $11.6 million for the year ended December 31, 1999 and 1998, including non-recurring Year 2000-related expenses (excluding internal cost allocations) of $0.4 million in 1999 and $0.1 million in 1998.

Net investment income and other for the year ended December 31, 1999 increased 79.4% to $2.3 million, as compared to $1.3 million in 1998. This increase in investment income and other reflects the absence of realized and unrealized losses of $0.7 million, which the Company incurred during the third and fourth quarters 1998.

YEAR ENDED DECEMBER 31, 1998 VERSUS DECEMBER 31, 1997

The Company's operating income for the year ended December 31, 1998 increased 83.1% to $7.1 million, versus $3.9 million in 1997. The increase in operating income was primarily attributable to an 83.6% increase in operating income from domestic brokerage operations and a 12.3% increase in operating income from asset management operations, offset in part by continued operating losses of $0.9 million from international brokerage operations. The Company's net income for the year ended December 31, 1998 increased 30.9% to $4.7 million, as compared to $3.6 million in 1997. Net income increased at a lower rate than pre-tax operating income due to a net loss of $0.6 million on certain investments, as well as a higher tax rate in 1998. The higher tax rate resulted from an increase in pre-tax income from domestic brokerage and asset management operations, which are taxed at a higher rate, a decrease in income derived from the Company's brokerage operation in Hong Kong, which is taxed at a lower rate than income earned in the U.S., as well as a higher overall effective tax rate in Hong Kong in 1998.

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

Operating revenues and operating income from international brokerage operations declined during the year ended December 31, 1998, resulting in operating losses. Operating revenues of the international brokerage operations decreased 28.3% during the year ended December 31, 1998 as compared to 1997 as a result of continued volatility and reduced trading volumes in Japan and Southeast Asia, with the greatest decline in Japan (61.9%) and Hong Kong (36.2%). International brokerage operations incurred operating losses of $0.9 million in 1998 as compared to operating losses of $0.3 million in 1997. This increase in losses resulted from a 31.0% decrease in operating income of the Company's Hong Kong operations, coupled with increased operating losses in Japan (13.6%) and the United Kingdom (33.0%).

During the fourth quarter 1998, the Company began restructuring its Tokyo brokerage operations in an effort to reduce operating costs and to improve the profitability of its international brokerage operations. The Company incurred a restructuring charge of approximately $321,000 ($185,000 after tax) or $0.02 per share in 1998. The Company completed the restructuring by the end of the first quarter 1999 and incurred additional non-recurring operating expenses of approximately $300,000. Since the restructuring, the Tokyo office focuses on sales and marketing activities, and the Company's Hong Kong operations are responsible for the execution and settlement of transactions in Japanese equities.

Investment management fee revenues increased 13.1% to $7.6 million for the year ended December 31, 1998, from $6.7 million in 1997. The increase was primarily attributable to an increase in the amount of assets under management in Small Capitalization Growth Equities, which are managed at a higher management fee rate, as well as appreciation of existing assets. Total assets under management increased 5.3% to $4.02 billion as of December 31, 1998, as compared with $3.82 billion as of December 31,1997, notwithstanding the termination of the Company's sole temporary assignment to manage $510 million in fixed income securities. The loss of these assets was offset by increases in assets managed in other investment disciplines, with the greatest growth in assets managed in International ADRs and Small Capitalization Growth Equities, and the addition of a new investment discipline, Small Capitalization Value Equities. Assets managed in Small Capitalization Growth Equities increased 18.1% to $698.5 million as of December 31, 1998 from $591.3 million as of December 31, 1997. As of December 31, 1998, the Company had 34 advisory clients which maintained 48 investment advisory accounts, as compared to 36 advisory clients that maintained 52 investment advisory accounts as of December 31, 1997.

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

Clearing, floor brokerage and exchange charges decreased 9.0% to $9.5 million during the year ended December 31, 1998 from $10.5 million in 1997. These expenses represented 12.5% of commissions earned in 1998 and 15.2% of commissions earned in 1997. The decrease in these expenses as a percentage of commissions was primarily due to: (1) an increase in the percentage of commissions earned in U.S. equity markets, where such expenses are charged at lower rates than comparable trades executed in certain Asian markets; (2) a reduction in the costs of execution and settlement of U.S. equity transactions due in part to an increase in the average trade size; and (3) a decrease in the percentage of commissions earned on transactions executed in Southeast Asian markets, where execution and settlement costs are higher, coupled with an increase in the percentage of commission revenues earned on transactions executed in the Hong Kong market, which cost less to execute and settle than comparable trades in other Asian markets.

Employee compensation increased 8.8% to $22.0 million for the year ended December 31, 1998 from $20.2 million in 1997. This resulted primarily from an increase in discretionary and performance-based bonus compensation for 1998.

All other expenses increased 10.3% to $11.6 million in the year ended December 31, 1998 as compared to $10.5 million in 1997. This resulted primarily from an increase in expenses related to market data, communications and Year 2000 related expenses ($0.7 million), the write-off of certain fixed assets which consisted primarily of computer software and other technology expenses ($0.4 million) and the restructuring of the Company's office in Tokyo, Japan ($0.3 million). These increases were offset by decreases in office and marketing related expenses of $0.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continued to remain strong during 1999. At December 31, 1999, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $54.8 million, as compared with $53.1 million at December 31, 1998. Cash and equivalents increased to $28.5 million in 1999 from $19.6 million in 1998. The principal source of cash in 1999 was net income from operations of $6.4 million. In addition, the Company increased its accrued compensation payable and net securities owned by $2.6 million and $2.7 million, respectively (increasing liquidity). These increases were offset by decreases in accrued research payable and receivable from customers of $3.3 million and $2.2 million, respectively (decreasing liquidity). The increase in cash from investing activities was primarily attributable to a decrease in the Company's investment in securities and limited partnerships of $4.7 million and $3.5 million, respectively (increasing liquidity), offset by a increase in investments in U.S. Treasury obligations of $4.2 million (decreasing liquidity). The decrease in cash from financing activities was primarily attributable to purchases of 643,250 shares of the Company's Common Stock for $6.1 million, offset by the issuance of treasury stock of $0.2 million.

In 1999, the Company liquidated its investment in one market-neutral limited partnership and reduced its investment in another market-neutral limited partnership by $1.9 million to $1.1 million. The Company also did not renew its investment in a bank-sponsored, market-linked deposit account (valued at $1.0 million as of December 31, 1998) after it matured in March 1999. The funds previously invested in the limited partnerships and the deposit account (totaling approximately $4.6 million as of December 31, 1998) were invested in U.S. Treasury securities and money market funds.

During 1999, the Company reduced its investment in the diversified portfolio of preferred stocks and U.S. Treasury futures to hedge the preferred stock positions by $4.0 million. The funds previously invested in this diversified portfolio were invested in U.S Treasury securities and money market funds. The Company expects to liquidate the remaining balance in this investment during the first six months of 2000.

The Company maintains overseas overdraft facilities as follows: (1) (pounds)750,000 ($1,212,000), which bears a variable rate of interest based upon prevailing market rates in the United Kingdom and Europe; (2) HK$50,000,000 ($6,430,000), which bears a variable rate of interest based upon current market rates in Hong Kong; and (3) HK$100,000,000 ($12,860,000) and (pounds)5,000,000
($8,079,000) in intra-day overdraft facilities to facilitate the settlement of trades, each of which bears a variable rate of interest based upon current market rates; and (4) (yen)500,000,000 ($4,889,000) in an overnight Libor facility. In addition, the Company maintains a (pounds)1,000,000 ($1,616,000) foreign exchange line for its trading operations in the United Kingdom. The amount outstanding under these facilities at December 31, 1999 was $20,553. No amounts were outstanding under these facilities at December 31, 1998.

At December 31, 1998, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $53.1 million compared with $47.6 million at December 31, 1997. Cash and equivalents decreased to $19.6 million in 1998 from $20.5 million in 1997. The principal source of cash in 1998 was net income of $4.7 million. In addition, the Company increased its accrued research/services payable and decreased receivables from customers by $3.6 million and $4.0 million, respectively (increasing liquidity). These increases were offset by decreases in payables to brokers and dealers of $4.3 million (decreasing liquidity). The decrease in cash from investing activities was primarily attributable to an increase in the Company's investment in securities owned and investments in limited partnerships of $7.7 million and $4.7 million, respectively, offset by a decrease in investments in U.S. Treasury obligations of $6.8 million (decreasing liquidity). The decrease in cash from financing activities was primarily attributable to purchases of 790,000 shares of the Company's Common Stock for $5.5 million, offset by the issuance of treasury stock of $0.7 million.

During 1998, the Company disposed of certain fixed assets, which included computer software and other information technology assets, resulting in a write-off of $420,000.

The Company believes that its current cash resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future needs. The Company from time to time considers various strategies to enhance stockholder value, including strategic alliances, investments and joint ventures; purchase, sale or merger transactions with other companies; and other similar transactions, which could potentially have an impact on liquidity and capital resources.

YEAR 2000 READINESS DISCLOSURE

The Company successfully completed its Year 2000 program. The costs associated with completing the Year 2000 program and addressing Year 2000 issues were $758,000, which includes third-party expenses, as well as internal cost allocations. The Company's Year 2000-related costs were less than the anticipated $800,000 to $950,000 due primarily to the fact that the Company did not incur any expenses related to contingency plans. The Company's Year 2000 costs were funded through operating cash flow and were expensed as they were incurred.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All of the Company's investments are subject to certain market risks. Market risk represents the risk of loss that may result from the potential change in the fair value, cash flows and earnings of an investment and related derivatives as a result of fluctuations in interest rates, foreign exchange rates and equity prices. Market risk is inherent in investments that contain derivative and non-derivative financial instruments. The Company has established procedures to manage its exposure to market fluctuations and the changes in the fair value of its investments.

At December 31, 1999 and 1998, the Company maintained investments in the following:

    o    Money market funds

    o    U.S. Government obligations

    o a diversified portfolio of investment grade preferred stock and U.S. Treasury futures to hedge the preferred stock positions

    o a bank-sponsored, flexible, market-linked deposit account which maintains investments in U.S. and foreign equity indices, floating rate deposits, a basket of European equity securities and a U.S. Treasury zero coupon bond (terminated in March 1999)

    o    Two market-neutral limited partnerships (one as of December 31, 1999)

    o    Two equity limited partnership investments managed by Axe-Houghton.

Each of these investments (except U.S. Government obligations) is managed by professional money managers.

In addition, as a result of its daily brokerage activities, the Company may hold (normally overnight) long and short security positions. These positions, which are valued at market, are a result of trading errors that occur in the ordinary course of business. These positions are normally closed out during the next day of trading.

Each of the market-neutral limited partnerships made investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies included relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading. These instruments were not included in the analysis of market risk due to the unavailability of information about the underlying securities held by these partnerships. The potential losses on these limited partnerships are limited to the value of the limited partnership interests.

During the first six months of 1999, the Company reduced its investments in the market-neutral limited partnerships by approximately $3.6 million, by withdrawing from one of the partnerships and reducing its investment in the other to $1 million. The Company did not renew its investment in the bank-sponsored deposit account after it matured in March 1999. The funds previously invested in the limited partnerships and the deposit account were invested in U.S. Treasury securities and money market funds. The value of these investments at December 31, 1999 and 1998 was $1.1 million and $5.6 million, respectively.

During 1999, the Company reduced its investment in the diversified portfolio of preferred stocks and U.S. Treasury futures to hedge the preferred stock positions by $4.0 million. The funds previously invested in this diversified portfolio were invested in U.S. Treasury securities and money market funds. The Company expects to liquidate the remaining balance in this investment during the first six months of 2000.

Through Axe-Houghton, the Company maintains investments in two equity limited partnerships. Axe-Houghton is the general partner of each of these investment limited partnerships. These partnership interests are accounted for under the equity method of accounting and are excluded from the market risk analysis.

The following paragraphs address the significant market risks associated with the Company's investments and related derivatives as of December 31, 1999 and 1998:

INTEREST RATE RISK. The Company's cash, U.S. Treasury obligations and investment in the diversified portfolio of preferred stock is subject to interest rate risk. Changes in preferred stock prices closely correlate with interest rate fluctuations. This risk is mitigated by investments in financial futures contracts and options which are intended to hedge interest rate risk. If interest rates rise, the preferred stock portfolio will decline in value, but this decline should be offset by a profit earned on the financial futures or option position. Conversely, if interest rates decline, the value of the preferred stock portfolio should generally rise, but will be reduced by a loss on the financial futures or option positions. The manager of the Company's preferred stock portfolio continually monitors the hedge positions and adjusts them accordingly. In addition, the Company monitors this investment on an ongoing basis.

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

EQUITY PRICE RISK. The Company is exposed to equity price risk as a result of changes in the level or volatility of equity prices which effect the value of securities or other investments that derive their value from a particular stock or investment. The Company's equity-based investments (e.g., the flexible deposit account) depend upon the performance of the investment manager chosen. The Company monitors these investments on a monthly basis and regularly consults with the manager regarding its investment process.

The Company is exposed to equity price risk on long and short security positions held as a result of its daily brokerage activities. The Company does not engage in securities trading for its own account, but from time to time may hold either long or short security positions (normally overnight) as a result of trading errors that occur in the ordinary course of business. These positions are valued at market on a daily basis. The Company reduces its equity price risk by reviewing all trading activity and monitoring any open positions and resulting profits and losses on a daily basis, and by closing out these positions as soon as reasonably practicable given prevailing market conditions. The Company also obtains independent pricing of these positions from its clearing agent. The Company believes that these procedures are important in reducing its equity price risk.

RISK MEASUREMENT: SENSITIVITY ANALYSIS

The Company measures market risk related to its holdings of financial instruments based on changes in interest rates, foreign currency exchange rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis set forth below measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest rates, foreign currency exchange rates and equity prices. For the years ended December 31, 1999 and 1998, the Company performed sensitivity analysis with respect to the effects of changes in interest rates, foreign currency exchange rates and equity prices on its financial instruments. The sensitivity analysis has been prepared separately for each of the Company's market risk exposures (interest rate, foreign currency exchange, equity price) related to its trading and non-trading financial instrument portfolios.

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

CASH FLOWS AND EARNINGS. The potential loss in cash flows and earnings is based on the change in the Company's cash flows and earnings over a one-year time horizon based on an immediate 10% change in interest rates, equity prices and foreign currency rates.

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

Based on the Company's analysis of the impact of a 10% change in interest rates, equity prices and foreign currency exchange rates on its fair values, cash flows and earnings, the Company has determined that such a change would have a material impact on the fair values, earnings and cash flows of the Company's non-trading interest rate sensitive portfolios and trading equity price sensitive portfolios. However, the Company believes that it has adequate capital to absorb short-term market volatility. The table below shows the potential loss to fair values, earnings and cash flows of the Company's non-trading interest rate sensitive portfolios and trading equity price sensitive portfolios as of December 31, 1999 and 1998.

Non-Trading portfolio:  Potential Losses on Interest Rate Sensitive Portfolios

                                           1999                   1998
                                           ----                   ----
      Fair values                         $161,581               $280,985
      Cash flows                          $467,908               $547,098
      Earnings                            $467,908               $547,098

Trading Portfolio: Potential Losses on Equity Price Risk Portfolios

                                           1999                   1998
                                           ----                   ----
      Fair values                         $322,651                 --
      Cash flows                          $322,651                 --
      Earnings                            $322,651                 --

A hypothetical 10% change in equity prices, did not have a material effect on the fair values, earnings and cash flows of the Company's non-trading portfolio as of December 31, 1999 and December 31, 1998. In addition, a hypothetical 10% change in foreign currency exchange rates as of December 31, 1999 and December 31, 1998 would result in a potential loss of $323,016 and $301,290, respectively, in the fair values of the Company's foreign currency position and would not have a material effect on the cash flows and earnings of the Company.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on Page F-1 in Item 14. The Company's Consolidated Financial Statements are incorporated by reference in response to this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers of the Registrant is contained under the caption "Management" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation is contained under the caption, "Compensation of Executive Officers" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference. Information concerning compensation of directors is contained under the caption, "Proposal I - Compensation of Directors" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is contained under the caption, "Ownership of Common Stock of Certain Beneficial Owners and Management" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is contained under the caption, "Interest of Management in Certain Transactions" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  The following documents are filed as a part of this report.

         (1) Financial statements - The index to consolidated financial statements appears on page F-1.

         (2)  Schedules - None

         (3)  Exhibits to Form 10-K

                3.1 Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

                3.2 Amended and Restated By-laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

              *10.1 1991 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Registration Statement on Form S-1 filed August 23, 1991.)

              *10.2 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed September 30, 1994.)

              *10.4 Employment Agreement, dated as of January 1, 2000, between the Registrant and Fredric P. Sapirstein.

              *10.5 Employment Agreement, dated as of March 29, 1999, between Hugh Humfrey and Hoenig & Company Limited.

               10.6     [Reserved]

              *10.7 1996 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.7 to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 filed December 30, 1997.)

              *10.8     Employment Agreement between the Registrant and Fredric
                        P. Sapirstein, dated September 5, 1996, (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed September 17, 1996.)

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

               10.13 Rights Agreement dated as of January 14, 1997 between the Registrant and Continental Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed January 21, 1997.)

              *10.14 1997 Foreign Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.8 to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement on

--------------
*   Identifies a management contract or compensatory plan or arrangement.

                        Form S-8 filed December 30, 1997.)

              *10.15 Amendment No. 1 to the 1996 Long-Term Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

              *10.16    Employment Agreement, dated October 8, 1998, between Max
                        H. Levine and the Registrant (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 14, 1998.)

              *10.17 Employment Agreement, dated as of April 9, 1998, between Seth M. Lynn, Jr. and Axe-Houghton Associates, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

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

                                HOENIG GROUP INC.
                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                  PAGE
                                                                      ----

Independent Auditors' Report                                           F-2

Consolidated Financial Statements:

     Statements of Financial Condition
        December 31, 1999 and December 31, 1998                        F-3

     Statements of Income
        For the Years Ended December 31, 1999, 1998 and 1997           F-4

     Statements of Comprehensive Income
        For the Years Ended December 31, 1999, 1998 and 1997           F-5

     Statements of Changes in Stockholders' Equity
        For the Years Ended December 31, 1999, 1998 and 1997           F-6

     Statements of Cash Flows
        For the Years Ended December 31, 1999, 1998 and 1997           F-7

     Notes to Consolidated Financial Statements                     F-8 - F-19

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hoenig Group Inc.:

We have audited the accompanying consolidated statements of financial condition of Hoenig Group Inc. and subsidiaries ("Hoenig") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Hoenig's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hoenig Group Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

    New York, New York
    March 24, 2000

                                              HOENIG GROUP INC.
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                                         1999                      1998
                                                                         ----                      ----
ASSETS
Cash and equivalents                                                 $28,554,972                $19,575,824
U.S. Government obligations, at market value                          15,088,027                 10,909,066
Receivables from correspondent brokers and dealers                     8,076,725                  8,179,525
Receivables from customers                                             2,269,191                     78,864
Equipment, furniture and leasehold improvements,
  net of accumulated depreciation and amortization                     1,909,907                  1,704,407
Securities owned, at market value                                      4,964,494                  9,016,826
Exchange memberships, at cost                                          1,321,235                  1,321,235
Investment management fees receivable                                  1,927,869                  1,963,374
Deferred research/services expense                                     1,094,074                  1,153,861
Investment in limited partnerships                                     1,869,014                  5,343,787
Other assets                                                           3,432,104                  4,092,770
                                                                       ---------                  ---------
Total Assets                                                         $70,507,612                $63,339,539
                                                                     ===========                ===========


LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                     $8,595,219                $11,927,766
Accrued compensation                                                   9,963,838                  7,317,812
Payable to brokers and dealers                                         2,543,174                    269,997
Payable to customers                                                   2,087,767                  1,688,298
Accrued expenses                                                       1,423,831                  1,474,478
Securities sold not yet purchased                                      3,287,061                          -
Bank loan payable                                                         20,553                          -
Other liabilities                                                      1,333,330                    644,003
                                                                       ---------                    -------
Total Liabilities                                                     29,254,773                 23,322,354
                                                                      ----------                 ----------

STOCKHOLDERS' EQUITY
Common Stock $0.01 par value per share;
Voting-authorized 40,000,000 shares, issued
  - 10,895,150 shares in 1999 and 10,846,150 shares in 1998              108,952                    108,462
Additional paid in capital                                            27,991,857                 27,301,478
Accumulated other comprehensive loss                                    (873,016)                  (883,750)
Retained earnings                                                     31,253,880                 24,876,560
                                                                      ----------                 ----------
                                                                      58,481,673                 51,402,750
Less restricted stock                                                   (225,000)                  (150,000)
Less treasury stock at cost - 2,739,845
  shares in 1999 and 2,202,911 shares in 1998                        (17,003,834)               (11,235,565)
                                                                    ------------               ------------
Total Stockholders' Equity                                            41,252,839                 40,017,185
                                                                      ----------                 ----------
Total Liabilities and Stockholders' Equity                           $70,507,612                $63,339,539
                                                                     ===========                ===========

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                              HOENIG GROUP INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999                 1998               1997
                                                            ----                 ----               ----
Operating Revenues
  Gross commissions                                     $83,386,112          $76,234,097        $69,218,634
  Investment management fees                              8,333,334            7,568,122          6,688,773
  Other                                                      66,607              141,962            407,927
                                                         ----------           ----------         ----------
  Total operating revenues                               91,786,053           83,944,181         76,315,334
                                                         ----------           ----------         ----------

Expenses
  Clearing, floor brokerage and exchange charges         10,643,545            9,542,635         10,490,055
  Employee compensation                                  23,918,673           21,983,653         20,198,409
  Independent research and other services                36,846,459           33,656,253         31,194,531
  Other                                                  11,644,874           11,619,379         10,532,372
                                                         ----------           ----------         ----------
  Total expenses                                         83,053,551           76,801,920         72,415,367
                                                         ----------           ----------         ----------

Operating Income                                          8,732,502            7,142,261          3,899,967

Investment Income and Other
  Interest and dividends                                  2,157,235            1,861,714          1,956,162
  Gain (loss) on investments and other                      138,911             (581,529)           140,925
                                                         ----------           ----------         ----------
  Net investment income and other                         2,296,146            1,280,185          2,097,087
                                                         ----------           ----------         ----------

  Income before income taxes                             11,028,648            8,422,446          5,997,054
  Provision for income taxes                              4,651,328            3,736,727          2,417,390
                                                         ----------           ----------         ----------
  Net income                                             $6,377,320           $4,685,719         $3,579,664
                                                         ==========           ==========         ==========
  Net income per share basic                             $      .74           $      .53         $      .38
                                                         ==========           ==========         ==========
  Net income per share diluted                           $      .67           $      .50         $      .37
                                                         ==========           ==========         ==========

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                              HOENIG GROUP INC.
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                        1999                 1998                   1997
                                                        ----                 ----                   ----
Net income                                          $6,377,320           $4,685,719             $3,579,664
                                                    ----------           ----------             ----------

Other comprehensive income (loss),
  net of tax

     Foreign currency translation adjustment            24,902               79,092               (162,344)
       Tax expense (benefit)                            14,168               32,807                (59,157)
                                                    ----------           ----------             ----------
Other comprehensive income (loss)                       10,734               46,285               (103,187)
                                                    ----------           ----------             ----------

Comprehensive income                                $6,388,054           $4,732,004             $3,476,477
                                                    ==========           ==========             ==========

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                                       HOENIG GROUP INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                    Accumulated Other
                                           Additional                                 Comprehensive
                                Common       Paid In       Retained       Treasury       Income      Restricted
                                 Stock       Capital       Earnings         Stock        (Loss)         Stock      Totals
                                 -----       -------       --------         -----        ------         -----      ------
Balance, January 1, 1997        $107,634   $26,111,404  $16,611,177    $(4,152,077)    $(826,848)        $-      $37,851,290

Net income                                                3,579,664                                                3,579,664
Employee stock options and
  purchase plans                     464       515,870                                                               516,334
Purchase of treasury stock                                              (3,110,060)                               (3,110,060)
Issuance of treasury stock                         885                     790,795                                   791,680
Foreign currency translation
adjustment                                                                              (103,187)                   (103,187)
                                --------   -----------  -----------   ------------     ---------     ---------   -----------
Balance, December 31, 1997       108,098    26,628,159   20,190,841     (6,471,342)     (930,035)         -       39,525,721

Net income                                                4,685,719                                                4,685,719
Employee stock options and
  purchase plans                     364       446,693                                                               447,057
Purchase of treasury stock                                              (5,478,302)                               (5,478,302)
Issuance of treasury stock                     (73,374)                    714,079                                   640,705
Issuance of restricted stock                   300,000                                                (150,000)      150,000
 Foreign currency translation
    adjustment                                                                            46,285                      46,285
                                --------   -----------  -----------   ------------     ---------     ---------   -----------
Balance, December 31, 1998       108,462    27,301,478   24,876,560    (11,235,565)     (883,750)     (150,000)   40,017,185

Net income                                                6,377,320                                                6,377,320
Employee stock options and
  purchase plans                     490       514,227                                                               514,717
Purchase of treasury stock                                              (6,127,084)                               (6,127,084)
Issuance of treasury stock                   (123,848)                     358,815                                   234,967
Issuance of restricted stock                   300,000                                                 (75,000)      225,000
Foreign currency translation
  adjustment                                                                              10,734                      10,734
                                --------   -----------  -----------   ------------     ---------     ---------   -----------

Balance, December 31, 1999      $108,952   $27,991,857  $31,253,880   $(17,003,834)    $(873,016)    $(225,000)  $41,252,839
                                ========   ===========  ===========   ============     =========     =========   ===========

                   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                                HOENIG GROUP INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999                 1998                1997
                                                                ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $6,377,320           $4,685,719          $3,579,664
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                               1,104,257            1,262,500           1,185,518
  Loss on disposal of fixed assets                                7,556              420,225                   -
  Foreign currency translation adjustment                        10,734               46,285            (103,187)
  Issuance of stock compensation                                514,717              447,057             516,334
    Changes in assets and liabilities:
  Securities owned, net                                       2,681,585              690,945            (709,444)
  Receivable from correspondent brokers and dealers             102,800           (1,341,877)           (673,519)
  Receivable from customers                                  (2,190,327)           3,952,625          (3,595,163)
  Investment management fees receivable                          35,505             (665,690)           (498,313)
  Payable to customers                                          399,469              785,384             673,547
  Deferred research/services expense                             59,787              (83,782)           (437,165)
  Other assets                                                  300,091             (759,603)           (597,443)
  Payable to brokers and dealers                              2,273,177           (4,309,683)          3,938,975
  Accrued research/services payable                          (3,332,547)           3,586,291           1,788,350
  Accrued compensation                                        2,646,026            1,616,420           1,252,303
  Accrued expenses                                              (50,647)             745,752            (235,019)
  Other liabilities                                             689,327             (512,307)            359,610
                                                            -----------          -----------         -----------
Net cash provided by operations                              11,628,830           10,566,261           6,445,048
                                                            -----------          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                  (4,178,961)           6,845,671            (972,325)
  Investment in limited partnerships                          3,474,773           (4,709,929)           (130,270)
  Investment in securities                                    4,657,808           (7,727,497)            144,057
  Purchase of equipment, furniture
     and leasehold improvements                                (956,738)          (1,180,011)         (1,007,090)
                                                            -----------          -----------         -----------
  Net cash provided by (used in) investing activities         2,996,882           (6,771,766)         (1,965,628)
                                                            -----------          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable                                                   20,553                    -                   -
  Issuance of restricted stock                                  225,000              150,000                   -
  Treasury stock purchased                                   (6,127,084)          (5,478,302)         (3,110,060)
  Issuance of treasury stock                                    234,967              640,705             791,680
                                                            -----------          -----------         -----------
  Net cash (used in) financing activities                    (5,646,564)          (4,687,597)         (2,318,380)
                                                            -----------          -----------         -----------

  Net increase (decrease) in cash and equivalents             8,979,148             (893,102)          2,161,040
  Cash and equivalents beginning of year                     19,575,824           20,468,926          18,307,886
                                                            -----------          -----------         -----------

  Cash and equivalents end of year                          $28,554,972          $19,575,824         $20,468,926
                                                            ===========          ===========         ===========
Supplemental disclosure of cash flow information:
  Interest paid:                                               $177,712             $160,540            $187,067
  Taxes paid:                                                $4,054,997           $4,240,580          $1,958,250

             THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

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

2. SIGNIFICANT ACCOUNTING POLICIES. The following is a summary of significant accounting policies followed by the Company in the preparation of its Consolidated Financial Statements:

Transactions in securities owned and the related revenues and expenses are recorded on a trade date basis. U.S. Government obligations consist of U.S. Treasury bills and U.S. Treasury notes with varying maturities. Securities owned, which consist primarily of a diversified portfolio of investment grade preferred stock and U.S. Treasury futures and options used to hedge the preferred stock positions, are valued at market. Unrealized gains and losses are reflected in the Consolidated Statements of Income.

Independent research and directed brokerage arrangements are accounted for on an accrual basis in accordance with generally accepted accounting principles. Commission revenue is recorded when earned on a trade date basis. Deferred research/services expense and accrued research/services payable relating to these arrangements are accounted for on a customer-by-customer basis and are separately identified in the Consolidated Statements of Financial Condition. Included in accrued research/services payable and in the Company's Consolidated Statements of Income under independent research and services are accruals for commission refunds and services to be provided under directed brokerage arrangements, as well as accruals for research and brokerage services to be provided under independent research arrangements.

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

Assets and liabilities of Limited, Far East and Hoenig's branch office in Tokyo are translated at year-end rates of exchange, and revenues and expenses are translated at average rates of exchange during the year. Gains or losses from foreign currency transactions are included in net income. Gains or losses resulting from foreign currency translation adjustments are reflected in the Company's Consolidated Statements of Comprehensive Income and are accumulated in a separate component of stockholders' equity in the Company's Consolidated Statements of Financial Condition. The majority of the accumulated foreign currency translation loss relates to Hoenig's branch office in Tokyo. This loss would result in a charge to operating income in the event the Company were to close operations in Tokyo.

For purposes of the Company's Consolidated Statement of Cash Flows, the Company considers money market funds and certificates of deposit with maturities of three months or less when acquired to be cash equivalents.

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

Amounts due from correspondent brokers and dealers represent net commissions and other brokerage transactions earned but not yet received. All receivables from correspondent brokers and dealers are fully collectible; therefore, no provision for uncollectibles is required. Payable to brokers and dealers represents amounts due for execution and settlement of customer transactions. Receivable from and payable to customers represents amounts due on cash securities transactions.

Investment management fees receivable represents amounts due for professional investment management services provided to public and corporate employee benefit plans, investment partnerships and other institutional clients. Management fees are based upon assets under management and are billed on a quarterly basis. The Company expects to fully collect all outstanding management fees receivable; therefore, no provision for uncollectibles is required.

The Company has classified goodwill as the cost in excess of fair value of the net assets acquired in a purchase transaction. Goodwill is amortized on a straight-line method over the life of the asset. The carrying value of costs in excess of net assets acquired is reviewed for impairment periodically by the Company. As of December 31, 1999 and 1998, goodwill net of accumulated amortization was $1,173,773 and $1,534,349, respectively, and is included in other assets in the Statements of Financial Condition.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133 - an Amendment of FASB Statement 133". SFAS 137 delays the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. Management is currently reviewing the impact of the implementation of SFAS 133 on the Company's consolidated financial statements.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards of reporting of comprehensive income and its components. Comprehensive income includes gains or losses resulting from the translation of the Company's foreign currency financial statements which are included in stockholders' equity in the Consolidated Statements of Financial Condition.

3. EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

                                                             DECEMBER 31,
                                                         1999            1998
                                                         ----            ----
Equipment                                             $3,503,972      $2,747,163
Furniture                                                889,830         963,468
Leasehold Improvements                                 1,195,144       1,181,451
                                                      ----------      ----------
Total                                                  5,588,946       4,892,082
Less:  Accumulated depreciation and amortization      (3,679,039)     (3,187,675)
                                                      ----------      ----------
                                                      $1,909,907      $1,704,407
                                                      ==========      ==========

4. COMMITMENTS AND CONTINGENCIES. The Company has leases covering office space that expire or are terminable on various dates beginning in April 2001 through May 2003. The Company also leases 575 square feet of office space on a month-to-month basis. Future minimum annual rental payments under these leases approximate $1,022,000 in 2000, $927,000 in 2001, $459,000 in 2002 and $32,000
in 2003. Various leases contain provisions for escalation of rental payments based on increases in certain costs incurred by the landlord. The composition of total rental expense for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                          1999           1998            1997
                                          ----           ----            ----
Minimum rentals                         $805,515       $921,000       $924,000
Contingent rentals                       284,620        168,000        193,000
                                         -------        -------        -------
Total rental expense                  $1,090,135     $1,089,000     $1,117,000
                                      ==========     ==========     ==========

Pursuant to employment agreements expiring on December 31, 2001, the Company is obligated to pay one employee and two executive officers aggregate minimum compensation of $1,825,000. In addition, Hoenig has employment arrangements with three employees, which provide for severance payments in the event of termination of employment without cause. The total amount of these severance commitments, which expire at various times through August 4, 2000, is approximately $254,000. Axe-Houghton is obligated to pay two individuals aggregate minimum annual compensation of $555,000 pursuant to employment agreements expiring on April 8, 2001, and two individuals aggregate minimum annual compensation of $1,200,000 pursuant to employment agreements expiring on December 31, 2000.

The Company and each of the holders of Common Stock outstanding prior to the Company's 1991 initial public offering have entered into a shareholder's agreement whereby, upon the death of each such holder, the shareholder's estate has an option to sell those shares of Common Stock to the Company at a price equal to 10% below the market value of these shares, as defined. The Company is obligated to purchase the number of shares of Common Stock which results in an aggregate purchase price equal to the greater of any insurance proceeds received by the Company or $1,000,000. The Company maintains life insurance on the lives of shareholders owning more than 350,000 shares of Common Stock and certain other shareholders who are parties to the shareholder's agreement in order to cover its potential liability under the shareholder's agreements. The cash surrender value of these insurance policies was $740,644 and $628,065 at December 31, 1999 and 1998, respectively.

In 1998, a former employee of Hoenig instituted an arbitration before NASD Regulation against the Company and Fredric P. Sapirstein, the Company's Chief Executive Officer. The former employee principally alleged defendants wrongfully terminated his employment in breach of his employment agreement with Hoenig and falsely stated the reason for his termination in a securities regulatory filing on Form U-5. The former employee sought approximately $2.2 million in compensatory damages against each of the defendants, plus punitive damages, liquidated damages, interest, reasonable attorneys' fees and modification of the Form U-5. Hoenig filed an answer, denying the former employee's allegations, and a counter-claim against the former employee seeking damages of not less than $220,000, based on the former employee's breach of his employment agreement with the Company. On December 9, 1999, Hoenig entered into a settlement agreement with the former employee, wherein the parties agreed to resolve all matters between them. The amount incurred to settle these matters was not material to the Company's financial condition, results of operations or cash flows.

5. NET CAPITAL AND RESERVE REQUIREMENTS. Hoenig is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that Hoenig maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 1999, Hoenig's minimum required net capital was $892,000, its net capital ratio was 1.05 to 1, and its actual net capital was approximately $12,772,000, which was approximately $11,880,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig) had capital requirements at December 31, 1999 of
(yen)30,000,000 ($293,000). Limited is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at December 31, 1999 was (pounds)395,000 ($638,000). It had eligible capital of (pounds)853,000 ($1,378,000), and excess financial resources at such date of (pounds)458,000 ($740,000). Far East is required to maintain liquid capital of the greater of HK$3,000,000 ($386,000) or 5% of the average quarterly liabilities. Far East's required liquid capital was approximately HK$16,463,000 ($2,117,000) at December 31, 1999, and it had liquid capital of HK$57,636,000 ($7,412,000) and excess liquid capital of approximately HK$41,173,000 ($5,295,000).

6. PENSION PLANS. The Company has defined contribution plans covering substantially all of its regular employees. Company contributions under these plans are made annually at the discretion of management. Contributions were approximately $557,000 for 1999, $524,000 for 1998 and $475,000 for 1997.

7. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK. Hoenig, Far East and Limited are securities broker-dealers engaged in various trading and brokerage activities on behalf of institutional customers, including insurance companies, pension plans, investment limited partnerships and private investment funds, mutual funds, and other financial institutions on an agency and riskless principal basis only. Their exposure to off balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill its obligations arising from a transaction. Each of Hoenig and Limited has an agreement with its clearing agent that provides that it is obligated to assume any losses related to the nonperformance of its customers. Hoenig and Limited each monitor customer brokerage activity by reviewing information received from their clearing agent on a daily basis. Far East, which self-clears all transactions executed on The Stock Exchange of Hong Kong, monitors its customer brokerage activity by reviewing information received from market counterparties, settlement agents and the Central Clearing and Settlement System ("CASS") in Hong Kong on a daily basis.

8. FINANCIAL INSTRUMENTS. The Company maintains a diversified portfolio of investment grade preferred stock and U.S. Treasury futures and options used to hedge the preferred stock positions. This investment is managed by a professional money manager. This investment uses or includes derivative financial instruments for the purpose of reducing exposure to certain investment risks, including interest rate fluctuations. This investment is accounted for at fair market value based upon available market information and valuations received from the manager. Changes in the market value, as well as gains or losses resulting from the termination or maturity of these instruments, are recognized as gains or losses on investments in the period in which they occur.

During 1999 the Company reduced its investment in the diversified portfolio of preferred stocks and U.S Treasury futures and options to hedge the preferred stock positions by $4.0 million. The Company expects to liquidate the remaining balance of this investment during the first six months of 2000. The balance of this investment was $4,359,018 and $8,016,228 at December 31, 1999 and 1998, respectively.

During 1998 and the first quarter 1999, the Company maintained an investment in a bank-sponsored, market-linked deposit account which maintained investments in U.S. foreign equity indices, floating rate deposits, baskets of European equity securities and a U.S. Treasury zero coupon bond. The deposit account matured in March 1999, and the Company did not renew the investment.

Substantially all of the Company's financial instrument assets and liabilities are carried at fair value or contracted amounts which approximate fair value. The Company does not hold financial instruments for trading purposes as part of its business operations.

9. INVESTMENT IN LIMITED PARTNERSHIPS. Axe-Houghton is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 20.26% ($654,776) and 0.51% ($65,412) at December 31, 1999 and 18.56% ($664,578) and 0.29% ($41,328) at
December 31, 1998. Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

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

During 1999, the Company reduced its investments in these unaffiliated limited partnerships by a total of $3.6 million, by withdrawing its $1.7 million investment in one and reducing its investment in the other by $1.9 million to approximately $1.1 million. The remaining investment in the unaffiliated partnership at December 31, 1999 was $1.1 million, which represented less than a 5% interest in the partnership. This investment is accounted for at fair value.

10. INCOME TAXES. The Company, excluding its foreign affiliates, files consolidated federal and combined New York State and New York City income tax returns. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Income from operations before provision for taxes on income consists of the following:

                                                     1999                       1998                 1997
                                                     ----                       ----                 ----
Domestic                                          $9,599,586                $7,718,709             $4,759,747
Foreign                                            1,429,062                   703,737              1,237,307
                                                 -----------                ----------             ----------
                                                 $11,028,648                $8,422,446             $5,997,054
                                                 ===========                ==========             ==========

The provision for taxes on income from operations consists of the following:

                                                     1999                       1998                 1997
                                                     ----                       ----                 ----
Current tax expense
   Federal                                        $3,034,646                $2,525,506             $1,490,837
   State and local                                 1,220,701                 1,090,174                673,118
   Foreign                                           387,130                   196,651                 83,722
                                                  ----------                ----------             ----------
   Total current provision                         4,642,477                 3,812,331              2,247,677
                                                  ----------                ----------             ----------

Deferred tax expense (benefit)
   Federal                                            10,243                   (53,202)               127,222
   State and local                                    (1,392)                  (22,402)                42,491
                                                  ----------                ----------             ----------
   Total Deferred                                      8,851                   (75,604)               169,713
                                                  ----------                ----------             ----------
   Total Provision                                $4,651,328                $3,736,727             $2,417,390
                                                  ==========                ==========             ==========

Deferred tax assets and liabilities consist of the following:

                                                         1999                     1998                   1997
                                                       ASSETS                   ASSETS                 ASSETS
                                                 (LIABILITIES)            (LIABILITIES)          (LIABILITIES)
                                                 -------------            -------------          -------------
Deferred assets and liabilities
   Fixed assets                                     $195,984                  $169,119               $147,016
   Accrued compensation                                  370                    32,988                195,492
   Investments                                             -                    61,935                      -
   Other                                               1,157                    34,343                  9,107
                                                    --------                  --------               --------
   Gross deferred assets                             197,511                   298,385                351,615

Deferred tax liabilities - investments              (176,303)                 (258,290)              (426,505)
Other                                                (45,651)                  (32,882)                     -
                                                    --------                  --------               --------
Net deferred taxes (payable) receivable             $(24,443)                 $  7,213               $(74,890)
                                                    ========                  ========               ========

The provision for taxes on income for the years ended December 31, 1999, 1998 and 1997 differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:

                                                     1999                       1998                    1997
                                                     ----                       ----                    ----
Computed tax provision                             $3,749,740               $2,863,632             $2,038,998
State and local taxes, net of Federal benefit         805,663                  704,729                472,302
Differential on foreign tax rates                     (98,751)                 (42,620)              (336,962)
Other                                                 194,676                  210,986                243,052
                                                   ----------               ----------             ----------
Totals                                             $4,651,328               $3,736,727             $2,417,390
                                                   ==========               ==========             ==========

Effective tax rate                                       42.2%                    44.3%                  40.3%
                                                         =====                   =====                  =====

At December 31, 1999, the Company had approximately $4.0 million of accumulated earnings of foreign subsidiaries. The Company has not recorded a tax provision for income tax that could occur upon repatriation. It is the Company's intent to keep such earnings permanently invested abroad until they can be repatriated in a tax efficient manner. It is not practicable to determine the amount of income taxes payable in the event all such earnings are repatriated.

11. SHORT-TERM BORROWINGS. The Company maintains overseas overdraft facilities as follows: (1) (pounds)750,000 ($1,212,000), which bears a variable rate of interest based upon prevailing market rates in the United Kingdom and Europe;
(2) HK$50,000,000 ($6,430,000), which bears a variable rate of interest based upon current market rates in Hong Kong; (3) HK$100,000,000 ($12,860,000) and (pounds)5,000,000 ($8,079,000) in intra-day overdraft facilities to facilitate the settlement of trades in Asian and European markets, each of which bears a variable rate of interest based upon current market rates; and (4)
(yen)500,000,000 ($4,889,000) in an overnight Libor facility. In addition, the Company maintains a (pounds)1,000,000 ($1,616,000) foreign exchange line for its trading operations in the United Kingdom. The amount due under these facilities at December 31, 1999 was $20,553. No amounts were due under these facilities at December 31, 1998.

12. SEGMENT REPORTING. The FASB has issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", to assist financial statement users in assessing the performance of an enterprise, and prospects for future cash flows, and to make informed decisions about an enterprise. The Company has three reportable operating segments: domestic brokerage, international brokerage and asset management. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States), and international (United Kingdom, Hong Kong and Tokyo) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer. The Company's wholly-owned asset management subsidiary provides professional investment management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its U.S. office.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon operating profit or loss, not including interest and investment income, as well as certain intercompany expenses. The Company does not allocate certain corporate assets (goodwill and certain fixed assets) to its reportable segments.

The following table illustrates significant financial data for each reportable segment:

                                             DOMESTIC            INTERNATIONAL
1999                                        BROKERAGE                BROKERAGE         ASSET MGMT          TOTAL
                                            ---------                ---------         ----------          -----
Revenues from external customers          $64,054,036              $19,398,683         $8,333,334    $91,786,053
Segment operating income                   10,002,244                  480,165          2,889,304     13,371,713
Interest and investment income              1,276,943                  486,837            172,700      1,936,480
Interest expense                               94,206                  147,803                 --        242,009
Depreciation and amortization                  36,752                  275,900             24,252        336,904
Segment assets                             34,646,118               20,184,247          7,061,458     61,891,823

                                             DOMESTIC            INTERNATIONAL
1998                                        BROKERAGE                BROKERAGE         ASSET MGMT          TOTAL
                                            ---------                ---------         ----------          -----
Revenues from external customers          $60,132,665              $16,243,394         $7,568,122    $83,944,181
Segment operating income  (loss)           10,617,793                (939,290)          2,539,375     12,217,878
Interest and investment income                790,976                  430,775            175,206      1,396,957
Interest expense                               94,292                   94,803                 --        189,095
Depreciation and amortization                  39,863                  299,168             36,194        375,225
Segment assets                             32,558,465               14,795,567          5,984,872     53,338,904

                                             DOMESTIC            INTERNATIONAL
1997                                        BROKERAGE                BROKERAGE         ASSET MGMT          TOTAL
                                            ---------                ---------         ----------          -----
Revenues from external customers          $46,963,302              $22,663,259         $6,688,773    $76,315,334
Segment operating income (loss)             5,782,548                (310,391)          2,261,875      7,734,032
Interest and investment income                894,511                  363,363            174,073      1,431,947
Interest expense                               40,741                  151,487                  -        192,228
Depreciation and amortization                  48,037                  385,420             46,045        479,502
Segment assets                             23,602,501               18,450,043          3,902,730     45,955,274

Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                                  1999                        1998                     1997
                                                  ----                        ----                     ----
OPERATING REVENUES:
Domestic brokerage                             $64,054,036                $60,132,665              $46,963,302
International brokerage                         19,398,683                 16,243,394               22,663,259
Asset management                                 8,333,334                  7,568,122                6,688,773
                                                 ---------                  ---------                ---------
Total Operating Revenues                       $91,786,053                $83,944,181              $76,315,334
                                               ===========                ===========              ===========

OPERATING PROFIT OR LOSS:
Domestic brokerage                             $10,002,244                $10,617,793               $5,782,548
International brokerage                            480,165                   (939,290)                (310,391)
Asset management                                 2,889,304                  2,539,375                2,261,875
General corporate                               (4,639,211)                (5,075,617)              (3,834,065)
                                               -----------                -----------             -----------
Total operating income                           8,732,502                  7,142,261                3,899,967
Interest and investment income                   2,296,146                  1,280,185                2,097,087
                                                 ---------                  ---------                ---------
Income before income taxes                     $11,028,648                 $8,422,446               $5,997,054
                                               ===========                 ==========               ==========

ASSETS:
Domestic brokerage                             $34,646,118                $32,558,465              $23,602,501
International brokerage                         20,184,247                 14,795,567               18,450,043
Asset management                                 7,061,458                  5,984,872                3,902,730
General corporate                                6,163,377                  7,562,438               12,954,891
Unallocated goodwill                             1,173,773                  1,534,349                1,007,056
Unallocated fixed assets                         1,278,639                    903,848                1,104,122
                                                 ---------                    -------                ---------
Total                                          $70,507,612                $63,339,539              $61,021,343
                                               ===========                ===========              ===========

No one single customer accounted for greater than 10% of total revenues for any of the years ended December 31, 1999, 1998 and 1997.

13. STOCKHOLDERS' EQUITY. The Company, which was incorporated in Delaware in August 1991, has 40,000,000 authorized shares of Common Stock with a par value of $0.01 per share and 1,000,000 authorized shares of preferred stock with a par value of $0.01 per share.

The Board of Directors of the Company (the "Board") has the power, without further action by the stockholders, to issue 1,000,000 shares of preferred stock as a class without series, or in one or more series, and to fix the voting rights, designations, preferences and relative participating, optional and other special rights, and the qualifications, limitations and restrictions applicable thereto. At December 31, 1999, no preferred stock had been issued.

On November 4, 1999, the Company's Board authorized the Company's management to repurchase up to one million shares of the Company's Common Stock from time to time in open-market and privately negotiated transactions subject to the availability of shares for repurchase at prices that the Company considers to be attractive. This repurchase program replaced the 1998 stock repurchase program, under which the Company had purchased a total of 397,462 shares as of November 4, 1999.

During 1999, the Company repurchased 643,250 shares of its Common Stock at an aggregate cost of $6.1 million. As of December 31, 1999, the Company has repurchased a total of 2,908,962 shares of Common Stock under its various stock repurchase programs. The total cost of all purchases under the repurchase programs and the purchase of 650,000 shares from the Estate of Ronald
H. Hoenig in December 1995 (net of 819,117 shares issued out of treasury stock) has been $17,003,834. These shares were repurchased for use in connection with the Company's stock compensation plans.

On January 14, 1997, the Company adopted a Stockholders' Rights Plan, under which rights were distributed as a dividend at the rate of one right for each share of Common Stock of the Company held by stockholders of record as of the close of business on January 31, 1997 and thereafter will be attached to each share of Common Stock until the rights become exercisable or expire. Each right initially entitles stockholders to purchase one one-hundredth of a share of preferred stock for $18. Upon exercise of the right, the holder will receive Common Stock having a value equal to twice the value of the $18 price of the fractional preferred share. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the Common Stock. The Company generally will be entitled to redeem the rights prior to their expiration at $0.01 per right at any time until 10 days following a public announcement that a 20% position in the Company's common stock has been acquired. The rights expire on January 14, 2007.

14. STOCK-BASED AWARDS. The Company has a compensation plan that provides for stock-based awards. The 1996 Long-Term Stock Incentive Plan (the "1996 Plan") provides for the Company to award or grant to directors, officers and other key employees and consultants of the Company and its subsidiaries, U.S. stock options, U.K. stock options, stock appreciation rights, restricted stock, deferred stock and stock granted as a bonus or in lieu of other awards as authorized by the Compensation and Stock Option Committee of the Board. The 1996 Plan was adopted by the Board on November 14, 1996, and approved at the 1997 Annual Meeting of Stockholders. Upon approval of the 1996 Plan, two earlier stock option plans were merged into the 1996 Plan, and no new awards have since been issued under those plans. The total number of shares issuable under the 1996 Plan when approved was 2,988,000 shares, 1,000,000 shares issuable under the 1996 Plan plus (1) 1,988,000 of shares of stock that would have been issuable under the two earlier stock option plans, and (2) shares issuable under canceled and expired stock options. The 1996 Plan provides for the issuance of U.S. stock options (which may be either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified stock options) and U.K. stock options. The 1996 Plan has been approved by the United Kingdom Board of Inland Revenue under the Income and Corporation Taxes Act of 1988. Each of the two earlier stock option plans initially provided for the issuance of up to 1,000,000 shares of Common Stock in connection with the grant of U.S. stock options (which were either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified stock options) and U.K. stock options. Stock options granted under these plans generally vest over a one to three-year period and expire 5-10 years from the date of grant.

Transactions related to U.S. incentive stock options and U.K. stock options granted under the Company's plans were as follows:

                                                                                 WEIGHTED             NUMBER
                                            NUMBER OF     EXERCISE PRICE          AVERAGE            OF SHARES
                                             SHARES          PER SHARE        EXERCISE PRICE        EXERCISABLE
                                             ------          ---------        --------------        -----------

Outstanding at January 1, 1997               642,501      $2.813 - 5.75            $4.24              311,389
                                                                                                       =======
       Granted                               199,000       4.75  - 6.50             5.77
       Canceled or expired                   (70,333)                               4.63
       Exercised                             (97,667)      2.813 - 5.088            4.39
                                            --------      --------------            ----

Outstanding at December 31, 1997             673,501       3.625 - 5.00             4.63              319,224
                                                                                                       =======
       Granted                                37,500       6.188 - 7.063            6.25
       Canceled or expired                   (59,329)                               4.91
       Exercised                            (132,420)      3.813 - 5.225            4.83
                                            ---------     --------------            ----

Outstanding at December 31, 1998             519,252       3.625 - 7.063            4.66              339,092
                                                                                                       =======
       Granted                               172,500       6.50                     6.50
       Canceled or expired                      (500)                               3.88
       Exercised                             (32,251)      3.813 - 6.50             4.91
                                            --------      -------------             ----

Outstanding at December 31, 1999             659,001      $3.625 - 7.063           $5.13              423,171
                                             =======     ===============            ====              =======

Transactions related to U.S. non-qualified stock options granted under the Company's plans were as follows:

                                                                                   WEIGHTED             NUMBER
                                            NUMBER OF    EXERCISE PRICE             AVERAGE            OF SHARES
                                             SHARES         PER SHARE           EXERCISE PRICE        EXERCISABLE
                                             ------         ---------           --------------        -----------
Outstanding at January 1, 1997               964,999      $0.10 - 5.00               $4.27              151,945
                                                                                                        =======
       Granted                                72,500       4.75 - 6.00                5.62
       Canceled or expired                   (25,333)                                 3.55
       Exercised                            (101,667)      0.10 - 3.625               3.57
                                           ---------      -------------              -----

Outstanding at December 31, 1997             910,499       0.10 - 6.00                4.48              132,444
                                                                                                        =======
       Granted                               280,000      6.188 - 6.75                6.32
       Canceled or expired                    (3,333)                                 0.10
       Exercised                              (1,667)      0.10                       0.10
                                           ---------      -------------              -----

Outstanding at December 31, 1998           1,185,499       0.10 - 6.75                4.93              739,611
                                                                                                        =======
       Granted                               202,000      6.375 - 9.563               6.71
       Canceled or expired                   (16,667)                                 6.69
       Exercised                             (13,333)     3.625 - 6.688               5.76
                                           ---------      -------------              -----

Outstanding at December 31, 1999           1,357,499       $.10 - 9.563              $5.17              940,333
                                           =========      =============              =====              =======

U.S. incentive stock options and U.K. stock options outstanding at December 31, 1999 were as follows:

                                                                                WEIGHTED               NUMBER OF
                                                         NUMBER OF               AVERAGE                 SHARES
                                                          SHARES             EXERCISE PRICE            EXERCISABLE
                                                          ------             --------------            -----------
Price Range $3.625 - 3.875                                131,334                 $3.64                  131,334
       (Weighted average contractual life 6.58 yrs)

Price Range $4.00 - 4.75                                  204,667                  4.15                  185,501
       (Weighted average contractual life 6.36 yrs)

Price Range $5.594 - 7.063                                323,000                  6.37                  106,336
       (Weighted average contractual life 8.52 yrs)
                                                          -------                 -----                  -------
Total                                                     659,001                 $5.13                  423,171
                                                          =======                 =====                  =======

U.S. non-qualified stock options outstanding at December 31, 1999 were as follows:

                                                                                WEIGHTED                NUMBER OF
                                                         NUMBER OF               AVERAGE                 SHARES
                                                          SHARES             EXERCISE PRICE            EXERCISABLE
                                                          ------             --------------            -----------
Price $0.1                                                 14,999                 $0.10                   14,999
       (Weighted average contractual life 1.03 yrs)

Price Range $3.625 - 4.75                                 324,000                  3.70                  321,000
       (Weighted average contractual life 6.14 yrs)

Price Range $5.00 - 6.00                                  562,500                  5.08                  516,667
       (Weighted average contractual life 6.90 yrs)

Price Range $6.188 - 6.75
       (Weighted average contractual life 8.53 yrs)       436,000                  6.33                   87,667

Price 9.563
       (Weighted average contractual life 9.38 yrs)        20,000                  9.56                        -
                                                        ---------                 -----                  -------

       Total                                            1,357,499                 $5.17                  940,333
                                                        =========                 =====                  =======

At December 31, 1999, U.S. incentive stock options and U.K. stock options to purchase 659,001 shares were outstanding, but due to vesting requirements, options to purchase 235,830 shares were not exercisable at December 31, 1999. At December 31, 1999, U.S. non-qualified stock options to purchase 1,357,499 shares were outstanding, but due to vesting requirements, 417,166 shares were not exercisable at December 31, 1999.

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the fair value of stock-based awards granted under the Company's plans. Had compensation cost for stock-based awards granted under these plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                   1999                      1998                    1997
                                                   ----                      ----                    ----
      Net Income - as reported                $6,377,320                 $4,685,719             $3,579,664
                                              ==========                 ==========             ==========

      Net Income - pro forma                  $5,719,349                 $3,877,826             $3,098,167
                                              ==========                 ==========             ==========

      Earnings per share basic - as reported        $.74                       $.53                   $.38
                                                    ====                       ====                   ====

      Earnings per share diluted - as reported      $.67                       $.50                   $.37
                                                    ====                       ====                   ====

      Earnings per share basic - pro forma          $.67                       $.44                   $.33
                                                    ====                       ====                   ====

      Earnings per share diluted - pro forma        $.60                       $.41                   $.32
                                                    ====                       ====                   ====

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the period:

                                                   1999                      1998                    1997
                                                   ----                      ----                    ----

      Risk free interest rate                      6.47%                      4.75%                   5.7%
      Dividend yield                                   -                          -                      -
      Expected life of option                    5 years                    5 years                5 years
      Expected volatility                    48.1%-67.3%                24.6%-39.9%           30.4%-135.6%

DEFERRED STOCK. During 1997, the Company granted 107,000 shares of deferred stock to certain employees of the Company under the 1996 Plan. The deferred stock granted vests equally over a three-year period. The Company records compensation expense over the vesting period based upon the fair market value of the stock at the time of the grant. No shares of deferred stock were granted during 1998 or 1999.

Transactions related to deferred stock were as follows:

                                                                          VALUE AT THE
                                                      NUMBER OF              DATE OF             SHARES
                                                       SHARES                 GRANT              VESTED
                                                       ------                 -----              ------
Outstanding at January 1, 1997
       Granted                                       107,000               $5.25-6.25
       Canceled                                      (12,000)              5.25
                                                     --------              ----

Outstanding at December 31, 1997                     95,000                5.25-6.25
       Granted                                       -                     -
       Canceled                                      (5,000)               6.25
                                                     -------               ----

Outstanding at December 31, 1998                     90,000                5.25                  30,000
                                                     ------                ----                  ------
       Granted                                       -                     -
       Canceled                                      -                     -
Outstanding at December 31, 1999                     90,000                $5.25                 60,000
                                                     ======                =====                 ======

RESTRICTED STOCK. During 1998 and 1999, the Company issued, 41,380 and 32,432 shares of restricted Common Stock, respectively, to certain employees of the Company under the 1996 Plan. The restricted stock issued vests 50% on the date of grant and 25% on each of the next two anniversaries of the grant date. The Company records compensation expense over the vesting period based upon the fair market value at the time of grant.

15. STOCK PURCHASE PLAN. The Company adopted the 1996 Employee Stock Purchase Plan on May 15, 1996. The plan allows eligible employees of the Company and its U.S. subsidiaries to purchase shares of the Company's Common Stock at 85% of the fair market value at specified dates. At December 31, 1999, 64 employees were eligible to participate in the 1996 Employee Stock Purchase Plan. During 1999, a total of 45,300 shares of Common Stock were purchased at an average price of $6.39 per share. During 1998, a total of 36,000 shares were purchased at an average price of $5.65 per share. During 1997, a total of 46,400 shares were purchased at an average price of $4.65 per share. In November 1997, the Company adopted the 1997 Foreign Employee Stock Purchase Plan, which is a corollary to the Company's 1996 Employee Stock Purchase Plan. At December 31, 1999, 24 employees were eligible to participate in the 1997 Foreign Employee Stock Purchase Plan. During 1999 a total of 2,000 shares were purchased under the 1997 Foreign Employee Stock Purchase Plan at an average price of $6.96 per share. During 1998, a total of 400 shares were purchased at an average price of $6.06 per share. The maximum number of shares issuable under these two stock purchase plans is 500,000. At December 31, 1999, 316,400 shares remain available for issuance under these plans.

16. EARNINGS PER SHARE. The FASB has issued SFAS 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations of basic and diluted earnings per share:

                                                       1999           1998            1997
                                                       ----           ----            ----
Net income available to common stockholders          $6,377,320    $4,685,719     $3,579,664

Weighted average shares outstanding                   8,570,936     8,808,765      9,397,742

Effect of dilutive instruments
 Employee stock awards                                  924,528       637,247        373,515
                                                        -------       -------        -------

Total weighted average dilutive shares                9,495,464     9,446,012      9,771,257

Basic earnings per share                             $      .74    $      .53     $      .38
                                                     ==========    ==========     ==========
Diluted earnings per share                           $      .67    $      .50     $      .37
                                                     ==========    ==========     ==========

Stock options on the following number of shares were anti-dilutive and were not included in the calculation above: 1999 - 20,000 shares, 1998 - 0 shares and 1997 - 696,500 shares.

17. RESTRUCTURING. During the fourth quarter 1998, the Company incurred a restructuring charge of approximately $321,000 or $185,000 on an after tax basis. This charge related to the restructuring of the Company's brokerage operations in Tokyo, Japan. The Company completed the restructuring during the first quarter of 1999 and incurred additional expenses of approximately $300,000. The Company's Tokyo operations focuses on sales and marketing activities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Hoenig Group Inc.

                                        By: /s/ Fredric P. Sapirstein
                                            -------------------------
                                            Fredric P. Sapirstein
                                            Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                     DATE

/s/ Fredric P. Sapirstein    Chairman, Chief Executive            March 29, 2000
-------------------------    Officer and Director
Fredric P. Sapirstein

/s/ Alan B. Herzog           Chief Operating Officer,             March 29, 2000
------------------           Principal Financial/Accounting
Alan B. Herzog               Officer and Director

/s/ Max H. Levine            Executive Vice President             March 29, 2000
-----------------            and Director
Max H. Levine

/s/ Kathryn L. Hoenig        General Counsel,                     March 29, 2000
---------------------        Secretary and Director
Kathryn L. Hoenig

/s/ Robert L. Cooney         Director                             March 29, 2000
--------------------
Robert L. Cooney

/s/ Martin F.C. Emmett       Director                             March 29, 2000
----------------------
Martin F.C. Emmett

/s/ Robert Spiegel           Director                             March 29, 2000
------------------
Robert Spiegel

                                  EXHIBIT INDEX

Exhibit No.                      Description

   10.4 Employment Agreement, dated as of January 1, 2000, between Registrant and Fredric P. Sapirstein.

   10.5 Employment Agreement, dated March 29, 1999, between Hugh Humfrey and Hoenig & Company Limited.

   21.1       Subsidiaries of the Registrant.

   23.1       Independent Auditors' Consent.

   27.1       Financial Data Schedule.