Form 10-Q
period 2000-03-31
HOENIG GROUP INC
filed 2000-05-15
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             -------------------------------------------------------

For Quarter Ended:            Commission File Number: 000-19619
March 31, 2000

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

As of May 12, 2000, there were 8,178,805 shares of common stock, par value $0.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX


                                                                         PAGE

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

          Unaudited Consolidated Statements of Financial Condition -
          March 31, 2000 and December 31, 1999                              1

          Unaudited Consolidated Statements of Income -
          Three Months Ended March 31, 2000 and 1999                        2

          Unaudited Consolidated Statements of Comprehensive Income -
          Three Months Ended March 31, 2000 and 1999                        3

          Unaudited Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2000 and 1999                        4

          Notes to Unaudited Consolidated Financial Statements            5-8

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations            8-13

    Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                             13


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                              14

     Signatures                                                            15

     Exhibit Index                                                         16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

ASSETS                                                              MARCH 31, 2000                  DECEMBER 31, 1999
                                                                    --------------                  -----------------
Cash and equivalents                                                 $27,075,759                       $28,554,972
U.S. Government obligations, at market value                          12,479,250                        15,088,027
Receivables from correspondent brokers and dealers                    17,634,361                         8,076,725
Receivables from customers                                               605,530                         2,269,191
Equipment, furniture and leasehold improvements,
   net of accumulated depreciation and amortization                    2,082,907                         1,909,907
Securities owned, at market value                                      1,952,658                         4,964,494
Exchange memberships, at cost                                          1,321,235                         1,321,235
Investment management fees receivable                                  2,444,565                         1,927,869
Deferred research/services expense                                     1,705,649                         1,094,074
Investment in limited partnerships                                     1,997,467                         1,869,014
Other assets                                                           3,733,286                         3,432,104
                                                                       ---------                         ---------
   Total Assets                                                      $73,032,667                       $70,507,612
                                                                     ===========                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                    $10,285,900                        $8,595,219
Accrued compensation                                                   3,586,584                         9,963,838
Payable to brokers and dealers                                         1,116,023                         2,543,174
Payable to customers                                                  10,857,116                         2,087,767
Accrued expenses                                                       1,234,834                         1,423,831
Securities sold, but not yet purchased                                   119,125                         3,287,061
Bank loan payable                                                        814,678                            20,553
Other liabilities                                                      2,004,272                         1,333,330
                                                                       ---------                         ---------
   Total Liabilities                                                  30,018,532                        29,254,773
                                                                      ----------                        ----------
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share;
Voting-authorized 40,000,000 shares, issued
- 10,926,150 shares in 2000 and 10,895,150 in 1999                       109,262                           108,952
Additional paid in capital                                            27,998,029                        27,991,857
Accumulated other comprehensive loss                                   (889,875)                         (873,016)
Retained earnings                                                     33,058,053                        31,253,880
                                                                      ----------                        ----------
                                                                      60,275,469                        58,481,673
Less restricted stock                                                  (187,500)                         (225,000)
Less treasury stock at cost - 2,747,345
   shares in 2000 and 2,739,845 shares in 1999                      (17,073,834)                      (17,003,834)
                                                                     -----------                      ------------
Total Stockholders' Equity                                            43,014,135                        41,252,839
                                                                      ----------                      ------------
   Total Liabilities and Stockholders' Equity                        $73,032,667                       $70,507,612
                                                                     ===========                       ===========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                ---------------------------------------------
OPERATING REVENUES                                                   2000                             1999
                                                                     ----                             ----
 Gross commissions                                                $23,413,235                     $18,648,058
 Investment management fees                                         3,143,834                       1,957,767
 Other                                                                 57,475                          14,888
                                                                   ----------                      ----------
     Total operating revenues                                      26,614,544                      20,620,713

EXPENSES
Clearing, floor brokerage and
     exchange charges                                               2,549,154                       2,415,407
Employee compensation                                               6,841,859                       5,721,581
Independent research and other services                            11,707,682                       8,182,825
Other                                                               2,967,101                       2,742,612
                                                                   ----------                      ----------
     Total expenses                                                24,065,796                      19,062,425
                                                                   ----------                      ----------

OPERATING INCOME                                                    2,548,748                       1,558,288

INVESTMENT INCOME AND OTHER
 Interest, dividends                                                  598,900                         469,454
 Gain (loss) on investments, other                                   (35,475)                         227,528
                                                                     --------                         -------
 Net investment income and other                                      563,425                         696,982

 Income before income taxes                                         3,112,173                       2,255,270
 Provision for income taxes                                         1,308,000                       1,037,688
                                                                   ----------                     -----------
 NET INCOME                                                        $1,804,173                     $ 1,217,582
                                                                   ==========                     ===========
 NET INCOME PER SHARE
       Basic                                                       $      .22                     $       .14
                                                                   ==========                     ===========
       Diluted                                                     $      .20                     $       .13
                                                                   ==========                     ===========

 WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                                        8,174,541                       8,636,392
                                                                    =========                       =========
       Diluted                                                      9,055,846                       9,363,098
                                                                    =========                       =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------
                                                     2000                   1999
                                                     ----                   ----
Net income                                         $1,804,173             $1,217,582
                                                   ----------             ----------
Other comprehensive income (loss),
     net of tax

     Foreign currency translation adjustment         (26,702)               (71,248)
     Tax expense (benefit)                            (9,843)               (30,210)
                                                     --------               --------
     Other comprehensive income (loss)               (16,859)               (41,038)
                                                     --------               --------
Comprehensive income                               $1,787,314             $1,176,544
                                                   ==========             ==========











            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------------------
                                                                             2000                     1999
                                                                             ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $1,804,173                $1,217,582
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                              255,554                   363,984
  Loss on disposal of fixed assets                                             4,286
  Foreign currency translation adjustment                                   (16,859)                  (41,038)
  Issuance of stock compensation                                               --                       39,375
  Issuance of restricted stock                                                37,500                    37,500
Changes in assets and liabilities:
  Securities owned, net                                                  (2,636,904)                    63,836
  Receivable from correspondent brokers and dealers                      (9,557,636)                 (453,522)
  Receivable from customers                                                1,663,661               (3,070,312)
  Investment management fees receivable                                    (516,696)                  (44,546)
  Payable to customers                                                     8,769,349               (1,052,250)
  Deferred research/services expense                                       (611,575)                 (292,690)
  Other assets                                                             (391,326)                   373,986
  Payable to brokers and dealers                                         (1,427,151)                 3,106,249
  Accrued research/services payable                                        1,690,681               (1,049,680)
  Accrued compensation                                                   (6,377,254)               (4,553,494)
  Accrued expenses                                                         (188,997)                    57,102
  Other liabilities                                                          670,942                   244,282
                                                                         -----------               -----------
Net cash used in operations                                              (6,828,252)               (5,053,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                                2,608,777                 (670,457)
  Investment in limited partnerships, at equity                            (128,453)                 1,639,673
  Investment in securities                                                 2,480,804                   662,076
  Purchases of equipment, furniture and leasehold
     improvements                                                          (342,696)                 (164,234)
                                                                           ---------                 ---------
Net cash provided by investing activities                                  4,618,432                 1,467,058

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock purchased                                                  (70,000)               (1,094,476)
  Issuance of common stock                                                     6,482                   113,461
  Short-term bank loan payable                                               794,125                    49,123
                                                                             -------                 ---------
Net cash provided by (used in) financing activities                          730,607                 (931,892)

  Net decrease in cash and equivalents                                   (1,479,213)               (4,518,470)
  Cash and equivalents beginning of period                                28,554,972                19,575,824
                                                                          ----------                ----------

  Cash and equivalents end of period                                     $27,075,759               $15,057,354
                                                                         ===========               ===========
  Supplemental disclosure of cash flow information:
         Interest paid                                                   $   200,979               $    24,826
                                                                         ===========               ===========
         Taxes paid                                                      $   228,922               $   271,418
                                                                         ===========               ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company") as of March 31, 2000 and December 31, 1999, and the results of its operations, changes in comprehensive income and changes in cash flows for the three months ended March 31, 2000 and 1999. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operating results for the full year.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

         Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1), which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At March 31, 2000, Hoenig's minimum required net capital was approximately $746,000, its net capital ratio was
 .74 to 1, and its actual net capital was approximately $15,073,000, which was approximately $14,327,000 in excess of regulatory requirements. Hoenig's Tokyo office (a branch of Hoenig) satisfied its March 31, 2000 capital requirement of approximately (Yen)25,000,000 ($244,000). Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at March 31, 2000 was approximately (Pounds Sterling)347,000 ($553,000); it had eligible capital of approximately (Pounds Sterling)838,000 ($1,335,000), and excess financial resources at such date of approximately (Pounds Sterling)491,000 ($782,000). Hoenig (Far East) Limited ("Far East") is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$16,080,000 ($2,065,000) at March 31, 2000, and it had actual liquid capital of approximately HK$60,937,000 ($7,824,000) and excess liquid capital of approximately HK$44,857,000 ($5,759,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.

         Axe-Houghton Associates, Inc., the Company's wholly-owned asset management subsidiary ("Axe-Houghton"), is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 20.26% ($702,446) and 0.51% ($70,994) at March 31, 2000, and 20.26% ($654,776) and 0.51% ($65,412) at
December 31, 1999. Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

         The Company also maintains an investment in an unaffiliated multi-manager, market-neutral limited partnership. This multi-manager limited partnership, which is managed by a professional money manager, makes investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies include relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading. This investment represented less than a 5% interest in the partnership at March 31, 2000, and is accounted for at fair market value. The value of this investment was $1.2 million and $1.1 million at March 31, 2000 and December 31, 1999, respectively.

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

         During the three months ended March 31, 2000, the Company reduced its investment in the diversified portfolio of preferred stocks and U.S. Treasury futures and options to hedge the preferred stock positions by $2.3 million to $1,878,214 as of March 31, 2000, which reflects a loss of $0.2 million during the first quarter 2000 that was offset by dividend and interest income of $0.1 million. The value of this investment was $4,359,018 at December 31, 1999. The Company liquidated the remaining balance of this investment during April 2000.

NOTE 5- EARNINGS PER SHARE.

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

         The following table presents the computations and diluted earnings per share for the periods indicated:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   2000              1999
                                                   ----              ----

Net income available to common stockholders     $1,804,173        $1,217,582
       Weighted average shares outstanding       8,174,541         8,636,392
       Effect of dilutive instruments
         Employee stock awards                     881,305           726,706
                                                 ---------         ---------
       Total weighted average diluted shares     9,055,846         9,363,098
                                                 ---------         ---------

Basic earnings per share                         $     .22         $     .14
                                                 =========         =========
Diluted earnings per share                       $     .20         $     .13
                                                 =========         =========

NOTE 6- SEGMENT REPORTING.

         The FASB has issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information," to assist financial statement users in assessing the performance of an enterprise and its prospects for future cash flows, and to make informed decisions about the enterprise. The Company has three reportable operating segments: domestic brokerage, international brokerage and asset management. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States), and international (United Kingdom, Hong Kong and Tokyo) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer. The Company's wholly-owned asset management subsidiary provides professional investment management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its U.S. office.

         The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There have been no material changes to the Company's segment presentation in 2000. The Company evaluates performance based upon operating income or loss, not including interest and investment income, as well as certain intercompany expenses. The Company does not allocate certain corporate assets (goodwill and certain fixed assets) to its reportable segments.


         The following table illustrates significant financial data for each reportable segment for the periods indicated:

THREE MONTHS ENDED                       DOMESTIC        INTERNATIONAL
MARCH 31, 2000                           BROKERAGE         BROKERAGE        ASSET MGMT          TOTAL
------------------                       ---------         ---------        ----------          -----
Revenues from external customers        $18,876,594       $ 4,594,116         $3,143,834    $26,614,544
Segment operating income                  2,086,615           321,540          1,308,853      3,717,008
Segment assets                           30,592,448        27,985,448          7,623,213     66,201,109


THREE MONTHS ENDED                       DOMESTIC        INTERNATIONAL
MARCH 31, 1999                           BROKERAGE         BROKERAGE        ASSET MGMT          TOTAL
------------------                       ---------         ---------        ----------          -----
Revenues from external customers        $15,202,299       $ 3,460,647         $1,957,767    $20,620,713
Segment operating income (loss)           2,391,073         (381,357)            637,764      2,647,480
Segment assets                           31,401,021        15,838,586          4,572,698     51,812,305

         Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                       2000                    1999
                                       ----                    ----
OPERATING REVENUES:
Domestic brokerage                  $18,876,594            $15,202,299
International brokerage               4,594,116              3,460,647
Asset management                      3,143,834              1,957,767
                                    -----------            -----------
Total operating revenues            $26,614,544            $20,620,713
                                    ===========            ===========

OPERATING INCOME (LOSS):
Domestic brokerage                   $2,086,615             $2,391,073
International brokerage                 321,540              (381,357)
Asset management                      1,308,853                637,764
General corporate                   (1,168,260)            (1,089,192)
                                    -----------            -----------
Total operating income                2,548,748              1,558,288
Interest & investment income            563,425                696,982
                                     ----------             ----------
Income before income taxes           $3,112,173             $2,255,270
                                     ==========             ==========

NOTE 7 - SUBSEQUENT EVENTS

On May 10, 2000, the Company committed to make a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consists of convertible notes and a warrant. The Company made an initial investment of $5 million on May 10, 2000 and has committed to invest another $2.5 million over the next year upon InstiPro's achievement of certain goals. Once the Company completes the investment, it will own notes convertible into approximately 35% of the outstanding stock of InstiPro Group, Inc. and a warrant to purchase an additional 10%.

The Company also has entered into consulting and licensing agreements with InstiPro to provide the Company with InstiPro's technology and expertise in providing active, on-line trading capabilities and other investment tools to hedge funds and other institutional investors.

InstiPro expects to offer its partners, including Internet sites and financial service organizations, a turnkey online brokerage service that will enable them to deliver investment services to their retail customers directly from their websites under a co-branded name.

On May 11, 2000, the Company determined to close its Tokyo brokerage operations. As a result of the closing, the Company will incur in the second quarter 2000 a one-time charge to earnings of approximately $989,000 before taxes and $570,000 ($0.07 per share basic and $0.06 per share diluted) after taxes. The closing will result in a positive cash flow and an increase in stockholders' equity of approximately $143,000 in the second quarter 2000. Of the $989,000 pre-tax charge, $712,000 relates to the recognition of the foreign currency translation loss previously reflected in the Company's financial statements as a reduction of stockholders' equity. The Company expects to complete the closing of the Tokyo office in the next three to six months.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to future growth, cost reduction measures taken to address operating losses in certain international operations, including the risk that such measures will not improve the profitability of international brokerage operations, industry consolidation, acquisition and expansion plans, strategic alliances, joint ventures and other business combinations, plans to address various technology issues, market risk, the Company's investment activities and its equity capital requirements. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, changes in the worldwide business environment affecting Internet and e-business proliferation, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, fluctuations in asset management performance, the Company's ability to recruit and retain highly skilled employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report.

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

During the fourth quarter of 1998, the Company began restructuring its brokerage operations in Tokyo as part of an effort to reduce operating costs and improve the profitability of its international brokerage operations. The Company completed the restructuring during the first quarter 1999. The Company's Tokyo operations then focused on sales and marketing activities. The Company has continued to evaluate maintaining operations in Tokyo. On May 11, 2000, the Company determined to close its Tokyo brokerage operations. As a result of the closing, the Company will incur in the second quarter 2000 a one-time charge to earnings of approximately $989,000 before taxes and $570,000 ($0.07 per share basic and $0.06 per share diluted) after taxes. The closing will result in a positive cash flow and an increase in stockholders' equity of approximately $143,000 in the second quarter 2000. Of the $989,000 pre-tax charge, $712,000 relates to the recognition of the foreign currency translation loss previously reflected in the Company's financial statements as a reduction of stockholders' equity. The Company expects to complete the closing of the Tokyo office in the next three to six months.

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

The amount of assets under management is affected by numerous factors, including the ability to attract and retain clients and highly skilled personnel, investment performance results, the number and variety of investment disciplines offered and the capacity limitations of such disciplines (such as small capitalization growth equity-related disciplines), the market performance of particular investment disciplines, as well as the performance of the securities markets generally. The Axe-Houghton investment professionals who are responsible for managing small capitalization growth equity-related assets are employed under contracts expiring on December 31, 2000. Axe-Houghton currently is negotiating new employment arrangements with these individuals, but no assurances can be given as to when or how these negotiations will conclude. The financial results of the Company could be materially adversely affected if such negotiations are not successfully resolved.

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

THREE MONTHS ENDED MARCH 31, 2000 VERSUS MARCH 31, 1999

The Company's operating income for the three months ended March 31, 2000 increased 63.6% to $2.5 million, as compared to $1.6 million during the same period in 1999. The increase in operating income for the first quarter ended March 31, 2000 is primarily attributable to an increase in operating income from international brokerage operations to $0.3 million from a loss of $0.4 million during the same period in 1999 and a 105.2% increase in operating income from asset management operations. The Company's net income for the three months ended March 31, 2000 increased 48.2% to $1.8 million, as compared to $1.2 million during the same period in 1999.

Operating revenues increased 29.1% to $26.6 million for the three months ended March 31, 2000 from $20.6 million during the same period in 1999. This resulted primarily from a 24.2% increase in operating revenues from domestic brokerage operations, a 32.8% increase in operating revenues from international brokerage operations and a 60.6% increase in investment management fee revenues.

Operating revenues from the Company's domestic brokerage operations for the three months ended March 31, 2000 increased 24.2% to $18.9 million, as compared to $15.2 million during the same period in 1999 due to increased trading activity. Operating income of the Company's domestic brokerage operations decreased 12.7% to $2.1 million for the three months ended March 31, 2000, as compared to $2.4 million during the same period in 1999, primarily due to an increase in independent research and services expense.

Operating revenues from international brokerage operations increased 32.8% to $4.6 million for the three months ended March 31, 2000, as compared to $3.5 million during the same period in 1999, as a result of an 84.0% increase in commission revenues earned by the Company's Hong Kong brokerage operations, offset by a 20.2% decrease in revenues earned in Japan following the restructuring of the Company's Tokyo operations.

Operating income from international brokerage operations increased to $0.3 million for the three months ended March 31, 2000, as compared to an operating loss of $0.4 million during the same period in 1999. Operating revenues from international brokerage operations represented 17.3% of total operating revenues during the three months ended March 31, 2000, as compared to 16.8% during the same period in 1999. Operating income of international brokerage operations for the three months ended March 31, 1999 includes non-recurring operating expenses of approximately $0.3 million related to the restructuring of the Company's brokerage operations in Tokyo, Japan, which was completed as of March 31, 1999.

Investment management fee revenues increased 60.6% to $3.1 million during the three months ended March 31, 2000, as compared to $2.0 million in 1999. This increase in investment management fee revenues is due to an increase in the percentage of assets managed in small capitalization growth equity-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in the Small Capitalization Growth Equity discipline, the Company's first small capitalization growth discipline, increased 82.5% to $1.3 billion as of March 31, 2000 (25.7% of total assets under management as of March 31, 2000) from $728.4 million as of March 31, 1999 (18.6% of total assets under management as of March 31, 1999), as a result of additional funds received from existing clients, as well as appreciation of existing assets. Total assets under management increased 32.0% to $5.2 billion as of March 31, 2000 from $3.9 billion as of March 31, 1999. Total assets under management were $4.96 billion at December 31, 1999. Total assets under management increased primarily due to investment performance, the receipt of additional assets from existing Small Capitalization Growth Equity clients, and the development of two new small capitalization growth equity-related investment disciplines, Focused Growth Equities and Technology Growth, which together represented $297 million of assets under management at March 31, 2000, as compared to $26.8 million at March 31, 1999 and $181 million at December 31, 1999. Operating income of the Company's asset management operations for the three months ended March 31, 2000 increased 105.2% to $1.3 million from $0.6 million during the same period in 1999, as a result of the growth in assets under management.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended March 31, 2000 increased 43.1% to $11.7 million from $8.2 million during the same period in 1999. These expenses were 50.0% of commission revenues during the three months ended March 31, 2000, as compared to 43.9% during the same period in 1999. These expenses increased as a percentage of commission revenues primarily due to the timing of research expense incurred relative to the receipt of commissions earned during the three months ended March 31, 2000.

Clearing, floor brokerage and exchange charges increased 5.5% to $2.5 million during the three months ended March 31, 2000 from $2.4 million during the same period in 1999. These expenses represented 10.9% of commission revenues during the three months ended March 31, 2000 and 13.0% of commission revenues during the same period in 1999. The decrease in these expenses as a percentage of commission revenues was primarily due to a reduction in the cost of execution and settlement of U.S. equity transactions, coupled with an increase in the percentage of commissions earned on transactions executed in the Hong Kong market, which cost less to execute and settle than comparable trades in other Asian markets.

Employee compensation increased 19.6% to $6.8 million for the three months ended March 31, 2000 from $5.7 million during the same period in 1999. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the three months ended March 31, 2000.

All other expenses increased 8.2% to $3.0 million for the first quarter ended March 31, 2000 from $2.7 million in the first quarter 1999. This increase resulted from an increase in interest expense related to the clearing and settlement brokerage transactions and marketing expenses, offset by the absence of expenses related to Y2K incurred during the same period in 1999.

Net investment income and other for the three months ended March 31, 2000 decreased 19.2% to $0.6 million, as compared to $0.7 million during the same period in 1999. This decrease resulted from realized and unrealized losses incurred on the Company's investments in the diversified portfolio of preferred stock and U.S. treasury futures and options, offset by gains on other investments during the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $51.3 million. All receivables from correspondent brokers and dealers are fully collectible, and no provision for uncollectibles is required.

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

The Company maintains overseas overdraft facilities, which bear a variable rate of interest based upon prevailing market rates in the United Kingdom, Europe and Hong Kong and are used to facilitate the settlement of daily trading activities. The total amount outstanding under these facilities was $814,678 and $20,553 as of March 31, 2000 and December 31, 1999, respectively.

During the three months ended March 31, 2000, the Company reduced its investment in the diversified portfolio of preferred stocks and U.S. Treasury futures to hedge the preferred stock positions by $2.3 million to $1.9 million. The $2.3 million was invested in U.S. Treasury securities and money market funds. The Company liquidated the remaining balance of this investment during April 2000.

On May 10, 2000, the Company committed to make a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consists of convertible notes and a warrant. The Company made an initial investment of $5 million on May 10, 2000 and has committed to invest another $2.5 million over the next year upon InstiPro's achievement of certain goals. Once the Company completes the investment, it will own notes convertible into approximately 35% of the outstanding stock of InstiPro Group, Inc. and a warrant to purchase an additional 10%.

The Company also has entered into consulting and licensing agreements with InstiPro to provide the Company with InstiPro's technology and expertise in providing active, on-line trading capabilities and other investment tools to hedge funds and other institutional investors.

InstiPro expects to offer its partners, including Internet sites and financial service organizations, a turnkey online brokerage service with no start-up costs that will enable them to deliver investment services to their retail customers directly from their websites under a co-branded name.

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

For information regarding the Company's exposure to certain market risks, see
Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Significant changes which have occurred since December 31, 1999 are as follows:

During the three months ended March 31, 2000, the Company reduced its investment in the diversified portfolio of preferred stocks and U.S. Treasury futures to hedge the preferred stock positions by $2.3 million to $1.9 million. The $2.3 million was invested in U.S. Treasury securities and money market funds and is subject to interest rate risk. This investment portfolio, which is subject to interest rate risk, incurred investment losses of $0.2 million, offset by dividends and interest of $0.1 million, during the three months ended March 31, 2000. The Company liquidated the remaining balance in this investment during April 2000.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         27.1 Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              Hoenig Group Inc.



Date:  May 12, 2000                      By:/s/ Fredric P. Sapirstein
                                            ----------------------------------
                                                Fredric P. Sapirstein,
                                                Chairman and
                                                Chief Executive Officer



Date:  May 12, 2000                      By:/s/ Alan B. Herzog
                                            ---------------------------------
                                                Alan B. Herzog,
                                                Chief Operating Officer and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------

27.1                      Financial Data Schedule