Form 10-Q
period 2000-06-30
HOENIG GROUP INC
filed 2000-08-11
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             -------------------------------------------------------

For Quarter Ended:                             Commission File Number: 000-19619
June 30, 2000

                                HOENIG GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                    13-3625520
---------------------------------          ---------------------------------
(State or other jurisdiction                   (I.R.S. Employer I.D. No.)
of incorporation or organization)

Reckson Executive Park
4 International Drive
Rye Brook, NY                                           10573
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (914) 935-9000
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of August 11, 2000, there were 8,097,772 shares of common stock, par value $0.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Unaudited Consolidated Statements of Financial Condition -
         June 30, 2000 and December 31, 1999                                   1

         Unaudited Consolidated Statements of Income -
         Six Months Ended June 30, 2000 and 1999                               2

         Unaudited Consolidated Statements of Comprehensive Income -
         Six Months Ended June 30, 2000 and 1999                               3

         Unaudited Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2000 and 1999                               4

         Notes to Unaudited Consolidated Financial Statements                5-9

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations               9-15

    Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                             15-16

PART II - OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders              17

    Item 6.  Exhibits and Reports on Form 8-K                                 17

    Signatures                                                                18

    Exhibit Index                                                             19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

ASSETS                                                 JUNE 30, 2000     DEC 31, 1999
                                                       -------------     ------------
Cash and equivalents                                     $26,471,698      $28,554,972
U.S. Government obligations, at market value              14,489,065       15,088,027
Receivables from correspondent brokers and dealers         9,479,173        8,076,725
Receivables from customers                                17,741,412        2,269,191
Equipment, furniture and leasehold improvements,
   net of accumulated depreciation and amortization        2,286,747        1,909,907
Securities owned, at market value                          2,254,737        4,964,494
Investment in convertible notes                            5,120,000              ---
Exchange memberships, at cost                              1,073,855        1,321,235
Investment management fees receivable                      2,377,013        1,927,869
Deferred research/services expense                         1,736,178        1,094,074
Investment in limited partnerships                         2,029,984        1,869,014
Other assets                                               3,349,875        3,432,104
                                                           ---------        ---------

   Total Assets                                          $88,409,737      $70,507,612
                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                         $9,913,365       $8,595,219
Accrued compensation                                       6,553,336        9,963,838
Payable to brokers and dealers                            17,940,512        2,543,174
Payable to customers                                       5,851,666        2,087,767
Accrued expenses                                           1,385,691        1,423,831
Securities sold, but not yet purchased                        12,320        3,287,061
Bank loan payable                                                  -           20,553
Other liabilities                                          1,318,678        1,333,330
                                                           ---------        ---------

   Total Liabilities                                      42,975,568       29,254,773
                                                          ----------       ----------

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share;
Voting-authorized 40,000,000 shares, issued
- 10,906,450 shares in 2000 and 10,895,150 in 1999           109,065          108,952
Additional paid in capital                                28,062,645       27,991,857
Accumulated other comprehensive loss                        (194,831)        (873,016)
Retained earnings                                         35,458,655       31,253,880
                                                          ----------       ----------
                                                          63,435,534       58,481,673
Less restricted stock                                       (150,000)        (225,000)
Less treasury stock at cost - 2,788,678
   shares in 2000 and 2,739,845 shares in 1999           (17,851,365)     (17,003,834)
                                                        ------------      -----------
Total Stockholders' Equity                                45,434,169       41,252,839
                                                          ----------       ----------
   Total Liabilities and Stockholders' Equity            $88,409,737      $70,507,612
                                                         ===========      ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                          --------                       --------
OPERATING REVENUES                                 2000            1999            2000            1999
                                                   ----            ----            ----            ----
 Gross commissions                             $21,003,867     $22,439,175     $44,417,102     $41,087,233
 Investment management fees                      3,156,464       1,981,786       6,300,298       3,939,553
 Other                                             105,351           9,216         162,826          24,104
                                               -----------     -----------     -----------     -----------
     Total operating revenues                   24,265,682      24,430,177      50,880,226      45,050,890

EXPENSES
Clearing, floor brokerage and
      exchange charges                           2,204,211       3,132,093       4,753,365       5,547,500
 Employee compensation                           6,114,273       5,930,924      12,956,132      11,652,505
 Independent research and other services        10,220,014       9,656,035      21,927,696      17,838,860
 Tokyo office closing                            1,016,991             ---       1,016,991             ---
 Other                                           2,720,847       3,089,387       5,687,948       5,831,999
                                               -----------     -----------     -----------     -----------
     Total expenses                             22,276,336      21,808,439      46,342,132      40,870,864

OPERATING INCOME                                 1,989,346       2,621,738       4,538,094       4,180,026

INVESTMENT INCOME AND OTHER
 Interest, dividends                               679,168         469,820       1,278,068         939,274
 Gain on investments, other                        785,689         112,705         750,214         340,233
                                                ----------         -------      ----------      ----------
 Net investment income and other                 1,464,857         582,525       2,028,282       1,279,507

 INCOME BEFORE INCOME TAXES                      3,454,203       3,204,263       6,566,376       5,459,533
 Provision for income taxes                      1,053,601       1,333,851       2,361,601       2,371,539
                                               -----------     -----------     -----------     -----------
 NET INCOME                                    $ 2,400,602     $ 1,870,412     $ 4,204,775     $ 3,087,994
                                               ===========     ===========     ===========     ===========

 NET INCOME PER SHARE
       Basic                                   $       .29     $       .22     $       .51     $       .36
                                               ===========     ===========     ===========     ===========
       Diluted                                 $       .27     $       .20     $       .46     $       .33
                                               ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
          Basic                                  8,166,039       8,566,919       8,170,290       8,601,464
                                               ===========     ===========     ===========     ===========
          Diluted                                9,027,982       9,485,484       9,050,168       9,433,981
                                               ===========     ===========     ===========     ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                 SIX MONTHS ENDED JUNE 30,
                                                 -------------------------
                                                    2000           1999
                                                    ----           ----
Net income                                       $4,204,775     $3,087,994

Other comprehensive (loss),
     net of tax

     Foreign currency translation adjustment        (84,340)       (67,760)
     Tax (benefit)                                  (30,362)       (21,927)
                                                   --------       --------
     Other comprehensive (loss)                     (53,978)       (45,833)
                                                   --------       --------

Comprehensive income                             $4,150,797     $3,042,161
                                                 ==========     ==========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------

                                                                             2000                       1999
                                                                             ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $4,204,775                 $3,087,994
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                              525,830                    637,040
  Loss on disposal of fixed assets                                            11,648                         --
Foreign currency translation adjustment                                      678,185                    (45,833)
  Issuance of stock compensation                                                  --                     78,750
  Issuance of restricted stock                                                75,000                     75,000
Changes in assets and liabilities:
  Securities owned, net                                                   (4,005,257)                 6,996,915
  Receivable from correspondent brokers and dealers                       (1,402,448)               (12,215,077)
  Receivable from customers                                              (15,472,221)                (5,308,129)
  Investment management fees receivable                                     (449,144)                    15,549
  Payable to customers                                                     3,763,899                  3,613,186
  Deferred research/services expense                                        (642,104)                   119,710
  Other assets                                                               (98,059)                   105,786
  Payable to brokers and dealers                                          15,397,338                  5,398,256
  Accrued research/services payable                                        1,318,146                 (2,213,000)
  Accrued compensation                                                    (3,410,502)                (2,127,733)
  Accrued expenses                                                           (38,140)                  (269,233)
  Other liabilities                                                          (14,652)                   (79,280)
                                                                         -----------                -----------
Net cash provided by (used in) operations                                    442,294                 (2,130,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                                  598,962                 (3,181,886)
  Investment in limited partnerships, at equity                             (160,970)                 3,541,153
  Investment in securities                                                 3,440,273                    756,368
  Investment in exchange memberships                                         247,380                         --
   Investment in convertible notes                                        (5,120,000)                        --
  Purchases of equipment, furniture and leasehold
     improvements                                                           (734,030)                  (430,780)
                                                                         -----------                -----------
Net cash (used in) provided by investing activities                       (1,728,385)                   684,855

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of treasury stock                                                 177,877                    141,611
  Treasury stock purchased                                                (1,059,032)                (1,094,474)
  Issuance of common stock                                                   104,525                    269,325
  Short-term bank loan payable                                               (20,553)                    40,622
                                                                         -----------                -----------
Net cash (used in) financing activities                                     (797,183)                  (642,916)

  Net decrease in cash and equivalents                                    (2,083,274)                (2,088,160)
  Cash and equivalents beginning of period                                28,554,972                 19,575,824
                                                                         -----------                -----------

  Cash and equivalents end of period                                     $26,471,698                $17,487,664
                                                                         ===========                ===========
  Supplemental disclosure of cash flow information:
         Interest paid                                                   $   338,544                $    51,233
                                                                         ===========                ===========
         Taxes paid                                                      $ 2,309,379                $ 2,127,050
                                                                         ===========                ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company") as of June 30, 2000 and December 31, 1999, and the results of its operations, changes in comprehensive income and changes in cash flows for the six months ended June 30, 2000 and 1999. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the consolidated financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of operating results for the full year.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1), which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At June 30, 2000, Hoenig's minimum required net capital was approximately $737,000, its net capital ratio was .73 to 1, and its actual net capital was approximately $15,096,000, which was approximately $14,359,000 in excess of regulatory requirements. Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at June 30, 2000 was approximately (pounds)367,000 ($557,000); it had eligible capital of approximately (pounds)655,000 ($994,000), and excess financial resources at such date of approximately (pounds)288,000 ($437,000). Hoenig (Far East) Limited ("Far East") is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$21,542,000 ($2,764,000) at June 30, 2000, and it had actual liquid capital of approximately HK$69,137,000 ($8,870,000) and excess liquid capital of approximately HK$47,595,000 ($6,106,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.

Axe-Houghton Associates, Inc., the Company's wholly-owned asset management subsidiary ("Axe-Houghton"), is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 22.2% ($674,969) and 0.51% ($64,418) at June 30, 2000, and 20.26% ($654,776) and 0.51% ($65,412) at December 31, 1999.
Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

The Company also maintains an investment in an unaffiliated multi-manager, market-neutral limited partnership, which is managed by a professional money manager. The Company's investment represented less than a 5% interest in the partnership at June 30, 2000, and is accounted for at fair market value. The value of this investment was $1.3 million and $1.1 million at June 30, 2000 and December 31, 1999, respectively.

NOTE 4 - SECURITIES RECEIVED IN FOREIGN SECURITIES EXCHANGE.

In June 2000, the Company received 805,000 shares of common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong. As of June 30, 2000, the Company owned 679,000 Hong Kong shares. This investment, which is valued at market, was $918,745 at June 30, 2000 and is included in securities owned in the Unaudited Consolidated Statements of Financial Condition.

Included in investment income and other is $0.8 million of realized ($0.1 million) and unrealized ($0.7 million) gains earned on this investment for the three months ended June 30, 2000.

In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange. This investment, which is valued at market, was approximately $2.9 million as of July 31, 2000.

NOTE 5 - FINANCIAL INSTRUMENTS.

During the period ended December 31, 1999, the Company maintained a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions. This investment was managed by a professional money manager and used or included derivative financial instruments for the purpose of reducing exposure to certain investment risks, including interest rate fluctuations. This investment was accounted for at fair market value based upon available market information and valuations received from the manager. Changes in the market value, as well as gains or losses resulting from the termination or maturity of these instruments, were recognized as gains or losses on investments in the periods in which they occurred.

During the six months ended June 30, 2000, the Company liquidated this investment, incurring a realized loss of $0.3 million during the first quarter 2000 that was partially offset by dividend and interest income of $0.1 million. The value of this investment was $4,359,018 at December 31, 1999.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133 - an Amendment of FASB Statement 133". SFAS 137 delays the effective date of SFAS 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to SFAS 133". The Company is currently reviewing the impact of the adoption of SFAS 133 as amended by SFAS 138 on the Company's consolidated financial statements.

NOTE 6 - EARNINGS PER SHARE.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations and diluted earnings per share for the periods indicated:

                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------   -------------------------

                                                              2000          1999          2000           1999
                                                              ----          ----          ----           ----
Net income available to common stockholders                $2,400,602    $1,870,412    $4,204,775     $3,087,994
       Weighted average shares outstanding                  8,166,039     8,566,919     8,170,290      8,601,464
       Effect of dilutive instruments
         Employee stock awards                                861,943       918,565       879,878        832,517
                                                           ----------    ----------    ----------     ----------
       Total weighted average diluted shares                9,027,982     9,485,484     9,050,168      9,433,981
                                                           ==========    ==========    ==========     ==========

Basic earnings per share                                   $      .29    $      .22    $      .51     $      .36
                                                           ==========    ==========    ==========     ==========
Diluted earnings per share                                 $      .27    $      .20    $      .46     $      .33
                                                           ==========    ==========    ==========     ==========

NOTE 7 - SEGMENT REPORTING.

The FASB has issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information," to assist financial statement users in assessing the performance of an enterprise and its prospects for future cash flows, and to make informed decisions about the enterprise. The Company has three reportable operating segments: domestic brokerage, international brokerage and asset management. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States), and international (United Kingdom, Hong Kong (and Tokyo through June 30, 2000)) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer. The Company's wholly-owned asset management subsidiary provides professional investment management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its U.S. office.

The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There have been no material changes to the Company's segment presentation in 2000. The Company evaluates performance based upon operating income or loss, not including interest and investment income, as well as certain allocations of intercompany expenses. The Company does not allocate certain corporate assets (goodwill and certain fixed assets) to its reportable segments.


The following table illustrates significant financial data for each reportable segment for the periods indicated:

THREE MONTHS ENDED                       DOMESTIC                 INTERNATIONAL
JUNE 30, 2000                            BROKERAGE                  BROKERAGE        ASSET MGMT          TOTAL
-----------------------                  ---------                  ---------        ----------          -----
Revenues from external customers          $17,827,041              $ 3,282,177         $3,156,464    $24,265,682
Segment operating income (loss) (1)         2,948,558              (1,075,838)          1,318,934      3,191,654
Segment assets                             31,391,327               39,782,629          6,347,674     77,521,630


THREE MONTHS ENDED                       DOMESTIC                 INTERNATIONAL
JUNE 30, 1999                            BROKERAGE                  BROKERAGE        ASSET MGMT          TOTAL
-----------------------                  ---------                  ---------        ----------          -----
Revenues from external customers          $16,766,078               $5,682,313         $1,981,786    $24,430,177
Segment operating income                    2,766,617                  302,314            577,699      3,646,630
Segment assets                             41,116,314               24,409,046          5,467,339     70,992,699

SIX MONTHS ENDED                         DOMESTIC                 INTERNATIONAL
JUNE 30, 2000                            BROKERAGE                  BROKERAGE        ASSET MGMT          TOTAL
-----------------------                  ---------                  ---------        ----------          -----
Revenues from external customers          $36,703,635               $7,876,293         $6,300,298    $50,880,226
Segment operating income (loss)(1)        $ 5,035,173                (754,298)          2,627,787      6,908,662

SIX MONTHS ENDED                         DOMESTIC                 INTERNATIONAL
JUNE 30, 1999                            BROKERAGE                  BROKERAGE        ASSET MGMT          TOTAL
-----------------------                  ---------                  ---------        ----------          -----
Revenues from external customers          $31,968,376               $9,142,961         $3,939,553    $45,050,890
Segment operating income (loss)             5,157,690                 (79,043)          1,215,463      6,294,110

Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                           ---------------------------             -------------------------
                                            2000                1999               2000                1999
                                            ----                ----               ----                ----
OPERATING REVENUES:
Domestic brokerage                      $17,827,041         $16,766,078        $36,703,635         $31,968,376
International brokerage                   3,282,177           5,682,313          7,876,293           9,142,961
Asset management                          3,156,464           1,981,786          6,300,298           3,939,553
                                        -----------         -----------        -----------         -----------
Total operating revenues                $24,265,682         $24,430,177        $50,880,226         $45,050,890
                                        ===========         ===========        ===========         ===========

                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                           ---------------------------             -------------------------
                                            2000                1999               2000                1999
                                            ----                ----               ----                ----
OPERATING INCOME (LOSS):
Domestic brokerage                      $ 2,948,558         $ 2,766,617        $ 5,035,173         $ 5,157,690
International brokerage(1)              (1,075,838)             302,314          (754,298)            (79,043)
Asset management                          1,318,934             577,699          2,627,787           1,215,463
General corporate                       (1,202,308)         (1,024,892)        (2,370,568)         (2,114,084)
                                        -----------         -----------        -----------         -----------
Total operating income                    1,989,346           2,621,738          4,538,094           4,180,026
Interest & investment income(2)           1,464,857             582,525          2,028,282           1,279,507
                                        -----------         -----------        -----------         -----------
Income before income taxes              $ 3,454,203         $ 3,204,263        $ 6,566,376         $ 5,459,533
                                        ===========         ===========        ===========         ===========

(1) Included in international brokerage operating income for periods ended June 30, 2000 is a $1,016,991 one-time charge related to the closing of the Company's Tokyo brokerage operations in June 2000.
(2) Included in interest & investment income for periods ended June 30, 2000 is $837,142 of realized and unrealized gains related to the ownership of shares of common stock of the Hong Kong Stock Exchanges and Clearing Limited.

NOTE 8 - INVESTMENT IN CONVERTIBLE NOTES

On May 10, 2000, the Company committed to make a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consists of convertible notes (with interest due quarterly in arrears) and a warrant. The Company made an initial investment of $5 million on May 10, 2000 and has committed to invest another $2.5 million over the next year upon InstiPro's achievement of certain goals. Once the Company completes the investment, it will own notes convertible into approximately 35% of the outstanding stock of InstiPro Group, Inc. and a warrant to purchase an additional 10%.

The investment in InstiPro is classified as "available for sale" as defined in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and is accounted for at fair market value, which approximates cost. Net unrealized gains and losses on the investment are reportable in a separate component of stockholders' equity until realized. The value of the investment in InstiPro (including acquisition costs) at June 30, 2000 is $5,120,000.

NOTE 9 - TOKYO OFFICE CLOSING

On May 11, 2000, the Company determined to close its Tokyo brokerage operations. As a result of the closing, the Company incurred in the second quarter 2000 a one-time charge to earnings of $1,016,991 before taxes and $585,786 ($0.07 per share basic and $0.06 per share diluted) after taxes. Included in the one-time charge was the recognition of the foreign currency translation loss of $0.7 million, which was previously reflected in the Company's financial statements as a reduction of stockholders' equity, and $0.3 million of severance, termination fees and other administrative costs relating to the closing of the Tokyo brokerage office at the end of June 2000.

NOTE 10 - STOCKHOLDERS' EQUITY

From January 1 through June 30, 2000, the Company repurchased 111,500 shares of Common Stock at an aggregate cost of $1.1 million under the Company's 1999 repurchase program. As of June 30, 2000, the Company has repurchased a total of 3,020,462 shares of Common Stock under its various repurchase programs, which began in late 1992. The total cost of the purchases made under the repurchase programs and the 1995 purchase of 650,000 shares from the Estate of Ronald H. Hoenig (net of 881,784 shares issued out of Treasury Stock) is $17,851,365.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to future growth, industry consolidation, acquisition and expansion plans, strategic alliances, joint ventures and other business combinations, plans to address various technology issues, market risk, the Company's investment activities and its equity capital requirements. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, changes in the worldwide business environment affecting Internet and e-business proliferation, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, fluctuations in asset management performance, the Company's ability to recruit and retain highly skilled employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report.

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

In June 2000, the Company received 805,000 shares of the common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong. As of June 30, 2000, the Company owned 679,000 Hong Kong shares valued at $0.9 million. In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange. The shares of the London Stock Exchange began trading on July 24, 2000. These shares were valued at approximately $2.9 million as of July 31, 2000. The Company marks to market the Hong Kong Exchanges shares and the London Exchange shares. Fluctuations in the market values of these shares could have a material effect on the Company's investment income and other in any given period.

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

The amount of assets under management is affected by numerous factors, including the ability to attract and retain clients and highly skilled personnel, investment performance results, the number and variety of investment disciplines offered and the capacity limitations of such disciplines (such as small capitalization growth equity-related disciplines), the market performance of particular investment disciplines, as well as the performance of the securities markets generally. The Axe-Houghton investment professionals who are responsible for managing small capitalization growth equity-related assets are employed under contracts expiring on December 31, 2000. The Company currently is negotiating new employment arrangements with these individuals, but no assurances can be given as to when or how these negotiations will conclude. The financial results of the Company could be materially adversely affected if such negotiations are not successfully resolved.

As the brokerage and asset management industries continue to consolidate, the Company considers various strategies to enhance stockholder value. These include, among others, strategic alliances, investments, and joint ventures; spin-offs; purchase, sale or merger transactions with other companies; a reorganization of the Company; and other similar transactions. In considering any of these strategies, the Company evaluates the consequences of such strategy, including, among other things, the tax effects of the transaction and the accounting consequences of the transaction. In addition, such strategies could have various other significant consequences, including changes in the management, control or operational or acquisition strategies of the Company. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

THREE MONTHS ENDED JUNE 30, 2000 VERSUS JUNE 30, 1999

The Company's operating income for the three months ended June 30, 2000 decreased 24.1% to $2.0 million, as compared to $2.6 million during the same period in 1999. Notwithstanding this decrease, the Company's net income for the three-months ended June 30, 2000 increased 28.3% to $2.4 million, as compared to $1.9 million during the same period in 1999, resulting in earnings per share for the second quarter of $0.29 basic and $0.27 diluted, up from $0.22 basic and $0.20 diluted for the same period in 1999.

The Company's financial results, particularly operating income, net income and earnings per share, were affected by two events in the second quarter. The first was the closing of the Company's brokerage operations in Tokyo at the end of June 2000. As a result, the Company incurred in the second quarter a one-time charge to earnings of $1.0 million before taxes and $0.6 million ($0.07 per share basic and $0.06 per share diluted) after taxes. Included in the charge was the recognition of the foreign currency translation loss of $0.7 million which was previously reflected in the Company's financial statements as a reduction of stockholders' equity and $0.3 million of severance, termination fees and other administrative costs relating to the closing of the Tokyo brokerage office.

The second event was the Company's receipt of 805,000 shares of common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong. As of June 30, 2000, the Company owned 679,000 Hong Kong shares. The Company marks these shares to market. The value of the Hong Kong shares as of June 30, 2000 was $0.9 million. The Company's gains on the Hong Kong shares is included in investment income and other for the three months ended June 30, 2000 at $0.8 million, which includes $0.1 million in realized gains on such shares sold during the quarter and $0.7 million in unrealized gains on shares owned as of June 30, 2000.

The Company's financial results before and after these two events - the one-time charge relating to Tokyo and the increase in investment income and other associated with the Hong Kong shares - are as follows:

Three Months Ended June 30,

                                       ACTUAL                          ACTUAL
                                        2000           2000(1)          1999
                                        ----           -------          ----
Operating Revenues                  $24,265,682      $24,265,682    $24,430,177
Operating Income                      1,989,346        3,006,337      2,621,738
Net Investment Income and Other       1,464,857          627,715        582,525
Income Before Income Taxes            3,454,203        3,634,052      3,204,263
Net Income                            2,400,602        2,149,246      1,870,412
Net Income Per Share
    Basic                                   .29              .26            .22
    Diluted                                 .27              .24            .20

Six Months Ended June 30,

                                      ACTUAL                          ACTUAL
                                       2000            2000(1)         1999
                                       ----            -------         ----
Operating Revenues                  $50,880,226      $50,880,226    $45,050,890
Operating Income                      4,538,094        5,555,085      4,180,026
Net Investment Income and Other       2,028,282        1,191,140      1,279,507
Income Before Income Taxes            6,566,376        6,746,225      5,459,533
Net Income                            4,204,775        3,953,419      3,087,994
Net Income Per Share
    Basic                                   .51              .48            .36
    Diluted                                 .46              .44            .33

(1) Financial data before the Tokyo charge and the value of Hong Kong shares.

Operating revenues for the three months ended June 30, 2000 decreased 0.1% to $24.3 million from $24.4 million during the same period in 1999. This resulted primarily from a 42.2% decrease in operating revenues from international brokerage operations offset by a 6.3% increase in operating revenues from domestic brokerage operations and a 59.3% increase in investment management fee revenues.

Operating revenues from the Company's domestic brokerage operations for the three months ended June 30, 2000 increased 6.3% to $17.8 million, as compared to $16.8 million during the same period in 1999 due to increased trading activity. Operating income of the Company's domestic brokerage operations increased 6.6% to $2.9 million for the three months ended June 30, 2000, as compared to $2.8 million during the same period in 1999, primarily due to an increase in trading activity coupled with a reduction in clearing, floor brokerage, and exchange charges.

Operating revenues from international brokerage operations decreased 42.2% to $3.3 million for the three months ended June 30, 2000, as compared to $5.7 million during the same period in 1999. This decrease is primarily attributed to a 49.3% decline in operating revenues in the United Kingdom brokerage operation primarily due to the loss of two customers who ceased engaging in independent research arrangements, a 35.5% decrease in operating revenues in the Hong Kong brokerage operations and the loss of approximately $0.1 million in revenues due to the Tokyo closing. International brokerage operations incurred an operating loss of $1.1 million for the second quarter ended June 30, 2000, as compared to operating income of $0.3 million in 1999, primarily due to the $1.0 million Tokyo charge.

Investment management fee revenues increased 59.3% to $3.2 million during the three months ended June 30, 2000, as compared to $2.0 million in 1999. This increase in investment management fee revenues is due to an increase in the percentage of assets managed in small capitalization growth equity-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in the Small Capitalization Growth Equity discipline, the Company's first small capitalization growth discipline, increased 54.3% to $1.2 billion as of June 30, 2000 (24.2% of total assets under management as of June 30, 2000) from $783.6 million as of June 30, 1999 (19.7% of total assets under management as of June 30, 1999), as a result of additional funds received from existing clients, as well as appreciation of existing assets. Total assets under management increased 25.4% to $5.0 billion as of June 30, 2000 from $4.0 billion as of June 30, 1999. Total assets under management were $4.96 billion at December 31, 1999. Total assets under management increased primarily due to the receipt of additional assets from existing Small Capitalization Growth Equity clients, and the development of two new small capitalization growth equity-related investment disciplines, Focused Growth Equities and Technology Growth, which together represented $258.3 million of assets under management at June 30, 2000, as compared to $28.4 million at June 30, 1999 and $181 million at December 31, 1999. Operating income of the Company's asset management operations for the three months ended June 30, 2000 increased 128.3% to $1.3 million from $0.6 million during the same period in 1999, primarily as a result of the growth in small capitalization growth equity-related assets under management.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended June 30, 2000 increased 5.8% to $10.2 million from $9.7 million during the same period in 1999. These expenses were 48.7% of commission revenues during the three months ended June 30, 2000, as compared to 43.0% during the same period in 1999. These expenses increased as a percentage of commission revenues primarily due to the timing of research expense incurred relative to the receipt of commissions earned during the three months ended June 30, 2000.

Clearing, floor brokerage and exchange charges decreased 29.6% to $2.2 million during the three months ended June 30, 2000 from $3.1 million during the same period in 1999. These expenses represented 10.5% of commission revenues during the three months ended June 30, 2000, as compared to 14.0% of commission revenues during the same period in 1999. The decrease in these expenses as a percentage of commission revenues was primarily due to a reduction in the Company's cost of execution and settlement of U.S. equity transactions, coupled with an increase in the percentage of commissions earned on transactions executed in the Hong Kong market, which cost less to execute and settle than comparable trades in other Asian markets.

Employee compensation increased 3.1% to $6.1 million for the three months ended June 30, 2000 from $5.9 million during the same period in 1999. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the three months ended June 30, 2000.

All other expenses decreased 11.9% to $2.7 million for the three months ended June 30, 2000 from $3.1 million in the second quarter 1999. This decrease resulted primarily from the absence of expenses related to Year 2000 issues incurred during the same period in 1999.

Net investment income and other for the three months ended June 30, 2000 increased to $1.5 million, as compared to $0.6 million during the same period in 1999. Net investment income includes $0.8 million in gains on the Hong Kong Exchanges shares owned as of June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS JUNE 30, 1999

The Company's operating income for the six months ended June 30, 2000 increased 8.6% to $4.5 million, as compared to $4.2 million during the same period in 1999, reflecting both the $1.0 million Tokyo charge and the $0.8 million in gains attributable to the Hong Kong Exchanges shares. This increase is primarily attributable to a 116.2% increase in operating income from asset management operations.

The Company's net income for the six months ended June 30, 2000 increased 36.2% to $4.2 million, as compared to $3.1 million during the same period in 1999. Included in net income is the one-time charge of $0.6 million related to the closing of the Company's Tokyo brokerage office and investment income of $0.8 million related to the gains on the Hong Kong Exchanges shares. Net income for the six months ended June 30, 2000 before the Tokyo charge and excluding the gains on the Hong Kong Exchanges shares was $4.0 million, representing a 28.0% increase over net income during the same period in 1999.

Operating revenues increased 12.9% to $50.9 million for the six months ended June 30, 2000 from $45.1 million during the same period in 1999. This resulted primarily from a 14.8% increase in operating revenues from domestic brokerage operations and a 59.9% increase in investment management fee revenues, offset by a 13.9% decrease in operating revenues from international brokerage operations.

Operating revenues from the Company's domestic brokerage operations for the six months ended June 30, 2000 increased 14.8% to $36.7 million, as compared to $32.0 million during the same period in 1999 due to increased trading activity. Operating income of the Company's domestic brokerage operations decreased 2.4% to $5.0 million for the six months ended June 30, 2000, as compared to $5.2 million during the same period in 1999, primarily due to an increase in independent research and services expense.

Operating revenues from international brokerage operations for the six months ended June 30, 2000 decreased 13.9% to $7.9 million, as compared to $9.1 million during the same period in 1999. This decrease is primarily attributable to a 32.0% decline in the operating revenues of the United Kingdom brokerage operations and the loss of approximately $0.1 million in revenues due to the closing of the Tokyo office, offset by a 3.5% increase in operating revenues of the Hong Kong brokerage operations.

International brokerage operations incurred an operating loss of $0.8 million for the six months ended June 30, 2000, as compared to an operating loss of $0.1 million in 1999 due primarily to the $1.0 million Tokyo charge. Operating income before the Tokyo charge was $0.3 million for the six months ended June 30, 2000, as compared to an operating loss of $0.1 million during the same period in 1999, which included non-recurring operating expenses of approximately $0.3 million related to the 1999 restructuring of the Company's brokerage operations in Tokyo.

Investment management fee revenues increased 59.9% to $6.3 million during the six months ended June 30, 2000, as compared to $3.9 million during the same period in 1999. This increase in investment management fee revenues is due to an increase in the percentage of assets managed in small capitalization growth equity-related disciplines as discussed above. Operating income of the Company's asset management operations for the six months ended June 30, 2000 increased 116.2% to $2.6 million from $1.2 million during the same period in 1999 as a result of the growth in small capitalization growth equity-related assets under management.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the six months ended June 30, 2000 increased 22.9% to $21.9 million from $17.8 million during the same period in 1999. These expenses were 49.4% of commission revenues during the six months ended June 30, 2000, as compared to 43.4% during the same period in 1999. These expenses increased as a percentage of commission revenues primarily due to the timing of research expense incurred relative to the receipt of commissions earned during the six months ended June 30, 2000.

Clearing, floor brokerage and exchange charges decreased 14.3% to $4.8 million during the six months ended June 30, 2000 from $5.5 million during the same period in 1999. These expenses represented 10.7% of commission revenues during the six months ended June 30, 2000 and 13.5% of commission revenues during the same period in 1999. The decrease in these expenses as a percentage of commission revenues was primarily due to a reduction in the Company's cost of execution and settlement of U.S. equity transactions, coupled with an increase in the percentage of commissions earned on transactions executed in the Hong Kong market, which cost less to execute and settle than comparable trades in other Asian markets.

Employee compensation increased 11.2% to $13.0 million for the six months ended June 30, 2000 from $11.7 million during the same period in 1999. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the six months ended June 30, 2000.

All other expenses decreased 2.5% to $5.7 million for the six months ended June 30, 2000 from $5.8 million during the same period in 1999. This decrease resulted primarily from the absence of expenses related to Year 2000 issues incurred during the same period in 1999.

Net investment income and other for the six months ended June 30, 2000 increased 58.5% to $2.0 million, as compared to $1.3 million during the same period in 1999. This increase resulted from $0.8 million in gains earned on the Company's investment in the Hong Kong Exchanges shares during the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $51.0 million. All receivables from correspondent brokers and dealers are deemed to be fully collectible, and no provision for uncollectibles was required.

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

The Company maintains overseas overdraft facilities, which bear variable rates of interest based upon prevailing market rates in the United Kingdom, Europe and Hong Kong and are used to facilitate the settlement of daily trading activities. There were no amounts outstanding under these facilities as of June 30, 2000, and there was $20,553 outstanding under these facilities as of December 31, 1999.

During the six months ended June 30, 2000, the Company liquidated its investment in a diversified portfolio of preferred stocks and U.S. Treasury futures to hedge the preferred stock positions. The $4.3 million received upon the liquidation of this investment has been invested in U.S. Treasury securities and money market funds.

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

IMPACT OF INFLATION

The Company's business is not capital intensive, and management believes that the financial results as reported would not have been significantly affected had such results been adjusted to reflect the effects of inflation or price changes. However, inflation affects the cost of operations, particularly salaries and related benefits.

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

The Company is exposed to foreign currency risk arising from exchange rate fluctuations on its foreign denominated bank accounts, which are used in its international brokerage operations. The Company's primary exposure is in U.K. Pounds Sterling, Hong Kong Dollars and Japanese Yen. The Company mitigates its foreign exchange exposure by maintaining foreign currency balances only to the extent necessary to meet the operational needs of its international subsidiaries.

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

During the six months ended June 30, 2000, the Company liquidated its investment in the diversified portfolio of preferred stocks and U.S. Treasury futures used to hedge the preferred stock positions. This investment portfolio, which was subject to interest rate risk, incurred investment losses of $0.3 million, offset by dividends and interest of $0.1 million, during the six months ended June 30, 2000. The Company has invested the $4.3 million that it received upon liquidation of this portfolio in U.S. Treasury securities and money market funds, which are subject to interest rate risk.

The value of the Company's investment in InstiPro Group Inc. (including acquisition costs) as of June 30, 2000 was $5,120,000. The InstiPro investment was made for strategic reasons and does not involve an investment in securities with a readily determined market value. This investment is subject to interest rate risk as well as equity price risk. The Company monitors the investment and strategic value of its investment in InstiPro Group Inc. on a regular basis.

At June 30, 2000, the Company owned 679,000 shares of Hong Kong Exchanges, with a market value of $918,745. In July 2000, the Company also received 100,000 shares of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange. This investment, which is valued at market, was approximately $2.9 million as of July 31, 2000.

The Company's investments in the Hong Kong shares and the London Stock Exchange shares are valued at market, and are subject to both equity price and foreign exchange risk. The Company monitors and reviews these investments on a daily basis.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on May 18, 2000, Messrs. Fredric P. Sapirstein, Robert L. Cooney and Ms. Kathryn L. Hoenig, who were nominated by the Board of Directors, were re-elected to serve as Class III Directors of the Company, each for a three-year term. Messrs. Alan B. Herzog, Robert Spiegel, Martin F.C. Emmett and Max H. Levine continue to serve as directors after such meeting. The results of the election were as follows: Sapirstein: Voted For - 6,384,992; Withheld: 159,821; Broker Non-Votes: 0. Cooney: Voted For:
         6,527,113; Withheld: 17,700; Broker Non-Votes: 0. Hoenig: Voted For:
         6,526,913; Withheld: 17,900; Broker Non-Votes: 0.

         In addition, the Company's Amended and Restated 1996 Long-Term Stock Incentive Plan was approved. The results of the voting were as follows:
         Voted For: 4,614,393; Against: 175,061; Abstain: 750; Broker Non-Votes:
         1,754,609.

(B)      REPORTS ON FORM 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         27.1 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Hoenig Group Inc.



Date: August 11, 2000                       By: /s/ Fredric P. Sapirstein
                                                -------------------------
                                                Fredric P. Sapirstein,
                                                Chairman and
                                                Chief Executive Officer



Date: August 11, 2000                       By: /s/ Alan B. Herzog
                                                ------------------
                                                Alan B. Herzog,
                                                Chief Operating Officer and
                                                Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------

27.1               Financial Data Schedule