Form 10-Q
period 2000-09-30
HOENIG GROUP INC
filed 2000-11-03
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             -------------------------------------------------------


For Quarter Ended:                         Commission File Number:  000-19619
September 30, 2000


                                HOENIG GROUP INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                    13-3625520
------------------------------------          -------------------------
(State or other jurisdiction                  (I.R.S. Employer I.D. No.)
of incorporation or organization)


Reckson Executive Park
4 International Drive
Rye Brook, NY                                                      10573
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

Yes [X]   No [ ]

As of November 2, 2000, there were 8,008,772 shares of common stock, par value $0.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

         Unaudited Consolidated Statements of Financial Condition -
         September 30, 2000 and December 31, 1999                            1

         Unaudited Consolidated Statements of Income -
         Three and Nine Months Ended September 30, 2000 and 1999             2

         Unaudited Consolidated Statements of Comprehensive Income -
         Nine Months Ended September 30, 2000 and 1999                       3

         Unaudited Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2000 and 1999                       4

         Notes to Unaudited Consolidated Financial Statements              5-9

    Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations              9-16

    Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                            16-17

PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                              18

    Signatures                                                              19

    Exhibit Index                                                           20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)



ASSETS                                                            SEPT. 30, 2000                    DEC. 31, 1999
                                                                  --------------                    -------------
Cash and equivalents                                                 $29,083,643                       $28,554,972
U.S. Government obligations, at market value                          15,497,060                        15,088,027
Receivables from correspondent brokers and dealers                     6,704,262                         8,076,725
Receivables from customers                                             5,139,602                         2,269,191
Equipment, furniture and leasehold improvements,
   net of accumulated depreciation and amortization                    2,333,593                         1,909,907
Securities owned, at market value                                      4,897,160                         4,964,494
Investment in convertible notes                                        6,519,663                               ---
Exchange memberships, at cost                                          1,067,915                         1,321,235
Investment management fees receivable                                  2,369,987                         1,927,869
Deferred research/services expense                                     2,177,130                         1,094,074
Investment in limited partnerships                                     1,713,394                         1,869,014
Other assets                                                           3,269,793                         3,432,104
                                                                     -----------                       -----------

   Total Assets                                                      $80,773,202                       $70,507,612
                                                                     ===========                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                    $10,930,180                        $8,595,219
Accrued compensation                                                   9,500,759                         9,963,838
Payable to brokers and dealers                                         5,324,916                         2,543,174
Payable to customers                                                   1,847,316                         2,087,767
Accrued expenses                                                       1,064,420                         1,423,831
Securities sold, but not yet purchased                                   125,637                         3,287,061
Bank loan payable                                                             --                            20,553
Other liabilities                                                      2,364,630                         1,333,330
                                                                     -----------                       -----------

   Total Liabilities                                                 $31,157,858                       $29,254,773
                                                                     -----------                       -----------

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share;
Voting- authorized 40,000,000 shares, issued
- 10,906,450 shares in 2000 and 10,895,150 in 1999                       109,065                           108,952
Additional paid in capital                                            28,062,645                        27,991,857
Accumulated other comprehensive loss                                    (213,677)                         (873,016)
Retained earnings                                                     40,725,176                        31,253,880
                                                                     -----------                       -----------
                                                                      68,683,209                        58,481,673
Less restricted stock                                                   (112,500)                         (225,000)
Less treasury stock at cost - 2,897,678
   shares in 2000 and 2,739,845 shares in 1999                       (18,955,365)                      (17,003,834)
                                                                     -----------                       -----------
Total Stockholders' Equity                                            49,615,344                        41,252,839
                                                                     -----------                       -----------
   Total Liabilities and Stockholders' Equity                        $80,773,202                       $70,507,612
                                                                     ===========                       ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                        -------------                      -------------
OPERATING REVENUES                                2000              1999             2000               1999
                                                  ----              ----             ----               ----
 Gross commissions                             $19,393,013      $19,793,163        $63,810,115       $60,880,396
 Investment management fees                      3,038,137        2,036,124          9,338,435         5,975,677
 Other                                              98,154           (6,248)           260,980            17,856
                                               -----------      -----------        -----------       -----------
     Total operating revenues                   22,529,304       21,823,039         73,409,530        66,873,929

EXPENSES
Clearing, floor brokerage and
      exchange charges                           2,046,750        2,552,935          6,800,115         8,100,435
 Employee compensation                           6,057,694        5,702,495         19,013,826        17,355,000
 Independent research and other services         9,419,772        8,845,124         31,347,468        26,683,984
 Tokyo office closing                                   --               --          1,016,991                --
 Other                                           2,851,153        2,486,687          8,539,101         8,318,686
                                               -----------      -----------        -----------       -----------
     Total expenses                             20,375,369       19,587,241         66,717,501        60,458,105

OPERATING INCOME                                 2,153,935        2,235,798          6,692,029         6,415,824

INVESTMENT INCOME AND OTHER
 Interest, dividends                               815,387          545,961          2,093,455         1,485,235
 Gain on investments, other                      4,778,243         (200,305)         5,528,457           139,928
                                                 ---------        ---------          ---------        ----------
 Net investment income and other                 5,593,630          345,656          7,621,912         1,625,163

 INCOME BEFORE INCOME TAXES                      7,747,565        2,581,454         14,313,941         8,040,987
 Provision for income taxes                      2,481,044        1,047,146          4,842,645         3,418,685
                                                 ---------        ---------          ---------         ---------
 NET INCOME                                    $ 5,266,521        1,534,308          9,471,296         4,622,302
                                               ===========        =========          =========         =========

 NET INCOME PER SHARE

       Basic                                   $      0.65        $    0.18          $    1.16         $    0.54
                                               ===========        =========          =========         =========
       Diluted                                 $      0.58        $    0.16          $    1.05         $    0.49
                                               ===========        =========          =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING
          Basic                                  8,064,935        8,611,783          8,134,915         8,604,941
                                                 =========        =========          =========         =========
          Diluted                                9,039,975        9,640,786          9,045,059         9,508,886
                                                 =========        =========          =========         =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                           2000              1999
                                                           ----              ----
Net income                                               $9,471,296        $4,622,302

Other comprehensive income (loss),
     net of tax

     Foreign currency translation adjustment               (114,324)           43,005
     Tax (benefit) expense                                  (41,500)           19,863
                                                           --------            ------
     Other comprehensive (loss) income                      (72,824)           23,142

Comprehensive income                                     $9,398,472        $4,645,444
                                                         ==========        ==========



















            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED SEPT. 30,
                                                                                 ---------------------------
                                                                                2000                    1999
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $ 9,471,296             $ 4,622,302
 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                 801,985                 865,218
  Loss on disposal of fixed assets                                               15,067                   7,090
Foreign currency translation adjustment                                         659,339                  23,142
  Issuance of stock compensation                                                      -                 118,123
  Issuance of restricted stock                                                  112,500                 112,500
Changes in assets and liabilities:
  Securities owned, net                                                      (2,557,574)                     --
  Receivable from correspondent brokers and dealers                           1,372,463              (6,388,629)
  Receivable from customers                                                  (2,870,411)             (8,358,792)
  Investment management fees receivable                                        (442,118)                123,032
  Payable to customers                                                         (240,451)              5,573,930
  Deferred research/services expense                                         (1,083,056)               (452,238)
  Other assets                                                                 (108,121)                538,770
  Payable to brokers and dealers                                              2,781,742               8,411,552
  Accrued research/services payable                                           2,334,961              (2,655,820)
  Accrued compensation                                                         (463,079)                105,801
  Accrued expenses                                                             (359,411)               (428,100)
  Other liabilities                                                           1,031,300                 588,753
                                                                            -----------             -----------
Net cash provided by operations                                              10,456,432               2,806,634

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                                    (409,033)             (5,717,474)
  Investment in limited partnerships, at equity                                 155,620               3,571,689
  Investment in securities                                                     (536,516)              4,396,875
  Investment in exchange memberships                                            247,380                       -
   Investment in convertible notes                                           (6,519,663)                      -
  Purchases of equipment, furniture and leasehold
     improvements                                                              (964,366)               (631,269)
                                                                            -----------             -----------
Net cash (used in) provided by investing activities                          (8,026,578)              1,619,821

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of treasury stock                                                    177,877                 269,325
  Treasury stock purchased                                                   (2,163,032)             (1,094,474)
  Issuance of common stock                                                      104,525                 205,892
  Short-term bank loan payable                                                  (20,553)                 17,958
                                                                            -----------             -----------
Net cash (used in) financing activities                                      (1,901,183)               (601,299)

  Net increase in cash and equivalents                                          528,671               3,825,156
  Cash and equivalents beginning of period                                   28,554,972              19,575,824
                                                                            -----------             -----------

  Cash and equivalents end of period                                        $29,083,643             $23,400,980
                                                                            ===========             ===========
  Supplemental disclosure of cash flow information:
         Interest paid                                                      $   428,700             $    72,940
                                                                            ===========             ===========
         Taxes paid                                                         $ 3,374,897             $ 2,484,873
                                                                            ===========             ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.
-------------------------------

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company") as of September 30, 2000 and December 31, 1999, and the results of its operations, changes in comprehensive income and changes in cash flows for the nine months ended September 30, 2000 and 1999. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the consolidated financial statements and related notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of operating results for the full year.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.
----------------------------------------------

Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1), which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At September 30, 2000, Hoenig's minimum required net capital was approximately $744,000, its net capital ratio was .81 to 1, and its actual net capital was approximately $13,724,000, which was approximately $12,980,000 in excess of regulatory requirements. Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at September 30, 2000 was approximately (pounds)499,000 ($736,000); it had eligible capital of approximately (pounds)564,000 ($832,000), and excess financial resources at such date of approximately (pounds)65,000 ($96,000). Hoenig (Far East) Limited ("Far East") is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$12,078,000 ($1,550,000) at September 30, 2000, and it had actual liquid capital of approximately HK$75,671,000 ($9,709,000) and excess liquid capital of approximately HK$63,593,000 ($8,159,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.
---------------------------------------------

Axe-Houghton Associates, Inc., the Company's wholly-owned asset management subsidiary ("Axe-Houghton"), is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 11.6% ($339,592) and 0.25% ($30,290) at September 30, 2000, and 20.26% ($654,776) and 0.51% ($65,412) at December 31, 1999.
Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

During the third quarter 2000, Axe-Houghton reduced its investment in one of the partnerships by $400,000 from 22.2% ($674,969) at June 30, 2000 to 11.6%
($339,592) at September 30, 2000. The Company invested these funds in money market instruments.

The Company also maintains an investment in an unaffiliated multi-manager, market-neutral limited partnership, which is managed by a professional money manager. The Company's investment represented less than a 5% interest in the partnership at September 30, 2000, and is accounted for at fair market value. The value of this investment was $1.3 million and $1.1 million at September 30, 2000 and December 31, 1999, respectively.

NOTE 4 - SECURITIES RECEIVED IN FOREIGN SECURITIES EXCHANGES.
-------------------------------------------------------------

In June 2000, the Company received 805,000 shares of common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong ("Hong Kong shares"). In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange ("London shares"). As of September 30, 2000, the Company owned 309,000 Hong Kong shares and 100,000 London shares.

The value of the Hong Kong and London shares, which are accounted for at fair market value, was $620,064 and $4,275,740, respectively, as of September 30, 2000, and is included in securities owned in the unaudited consolidated statements of financial condition.

Included in investment income and other is $4.7 million of realized ($0.6 million) and unrealized ($4.1 million) gains earned on these shares for the three months ended September 30, 2000 and $5.5 million of realized ($0.7 million) and unrealized ($4.8 million) gains for the nine months ended September 30, 2000.

NOTE 5 - FINANCIAL INSTRUMENTS.
-------------------------------

During the period ended December 31, 1999, the Company maintained a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions. This investment was managed by a professional money manager and used or included derivative financial instruments for the purpose of reducing exposure to certain investment risks, including interest rate fluctuations. This investment was accounted for at fair market value based upon available market information and valuations received from the manager. Changes in the fair market value, as well as gains or losses resulting from the termination or maturity of these instruments, were recognized as gains or losses on investments in the periods in which they occurred.

During the first six months of 2000, the Company liquidated this investment, incurring a realized loss of $0.3 million during the first quarter 2000 that was partially offset by dividend and interest income of $0.1 million. The value of this investment was $4,359,018 at December 31, 1999.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133 - an Amendment of FASB Statement 133". SFAS 137 delays the effective date of SFAS 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to SFAS 133". The Company expects to adopt SFAS No. 133, as amended by SFAS No. 138, as required on January 1, 2001 and continues to assess the potential impact on the Company's consolidated financial statements.

NOTE 6- EARNINGS PER SHARE.
---------------------------

The FASB has issued SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations and diluted earnings per share for the periods indicated:

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                               -------------                  -------------
                                                            2000           1999           2000           1999
                                                            ----           ----           ----           ----
Net income available to common stockholders                $5,266,521    $1,534,308    $9,471,296     $4,622,302
       Weighted average shares outstanding                  8,064,935     8,611,783     8,134,915      8,604,941
       Effect of dilutive instruments
         Employee stock awards                                975,040     1,029,003       910,144        903,945
                                                           ----------    ----------    ----------     ----------
       Total weighted average diluted shares                9,039,975     9,640,786     9,045,059      9,508,886
                                                           ==========    ==========    ==========     ==========

Basic earnings per share                                   $     0.65    $     0.18    $     1.16     $     0.54
                                                           ==========    ==========    ==========     ==========
Diluted earnings per share                                 $     0.58    $     0.16    $     1.05     $     0.49
                                                           ==========    ==========    ==========     ==========


NOTE 7 - SEGMENT REPORTING.
---------------------------

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

The following table illustrates significant financial data for each reportable segment for the periods indicated:


THREE MONTHS ENDED                       DOMESTIC              INTERNATIONAL
SEPTEMBER 30, 2000                       BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
------------------                       ---------               ---------        ----------             -----
Revenues from external customers          $16,677,717          $ 2,813,450         $3,038,137        $22,529,304
Segment operating income                    1,975,904               37,363          1,290,384          3,303,651
Segment assets                             31,946,281           27,609,187          8,470,730         68,026,198


THREE MONTHS ENDED                       DOMESTIC              INTERNATIONAL
SEPTEMBER 30, 1999                       BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
----------------------------             ---------               ---------        ----------             -----
Revenues from external customers          $15,044,782          $ 4,742,133         $2,036,124        $21,823,039
Segment operating income                    2,245,130              271,046            715,598          3,231,774
Segment assets                             31,613,203           30,686,394          6,363,084         68,662,681



NINE MONTHS ENDED                        DOMESTIC              INTERNATIONAL
SEPTEMBER 30, 2000                       BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
----------------------------             ---------               ---------        ----------             -----
Revenues from external customers          $53,381,352          $10,689,743        $ 9,338,435        $73,409,530
Segment operating income (loss)(1)          7,011,077             (716,935)         3,918,171         10,212,313


NINE MONTHS ENDED                        DOMESTIC              INTERNATIONAL
SEPTEMBER 30, 1999                       BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
----------------------------             ---------               ---------        ----------             -----
Revenues from external customers          $47,013,158          $13,885,094         $5,975,677        $66,873,929
Segment operating income                    7,402,820              192,003          1,931,061          9,525,884



Information for the Company's reportable segments as it relates to the consolidated totals is as follows:


                                          THREE MONTHS ENDED SEPT. 30,            NINE MONTHS ENDED SEPT. 30,
                                          ----------------------------            ---------------------------
                                          2000                 1999              2000                   1999
                                          ----                 ----              ----                   ----
OPERATING REVENUES:
Domestic brokerage                      $16,677,717         $15,044,782        $53,381,352         $47,013,158
International brokerage                   2,813,450           4,742,133         10,689,743          13,885,094
Asset management                          3,038,137           2,036,124          9,338,435           5,975,677
                                        -----------         -----------        -----------         -----------
Total operating revenues                $22,529,304         $21,823,039        $73,409,530         $66,873,929
                                        ===========         ===========        ===========         ===========


                                         THREE MONTHS ENDED SEPT. 30,             NINE MONTHS ENDED SEPT. 30,
                                         ----------------------------             ---------------------------
                                          2000                 1999               2000                1999
                                          ----                 ----               ----                ----
OPERATING INCOME (LOSS):
Domestic brokerage                       $1,975,904          $2,245,130        $ 7,011,077          $7,402,820
International brokerage(1)                   37,363             271,046           (716,935)            192,003
Asset management                          1,290,384             715,598          3,918,171           1,931,061
General corporate                        (1,149,716)           (995,976)        (3,520,284)         (3,110,060)
                                         ----------          ----------        -----------          ----------
Total operating income                    2,153,935           2,235,798          6,692,029           6,415,824
Net investment income & other(2)          5,593,630             345,656          7,621,912           1,625,163
                                         ----------          ----------        -----------          ----------
Income before income taxes               $7,747,565          $2,581,454        $14,313,941          $8,040,987
                                         ==========          ==========        ===========          ==========


-----------------------------
(1) Included in international brokerage operating income for the nine-month period ended September 30, 2000 is a $1,016,991 one-time charge related to the closing of the Company's Tokyo brokerage operations in June 2000.

(2) Included in net investment income & other for the three- and nine-month periods ended September 30, 2000, respectively, is $4,695,458 and $5,532,601 of realized and unrealized gains related to the ownership of shares of common stock of the Hong Kong Stock Exchanges and Clearing Limited and of the London Stock Exchange.

NOTE 8 - INVESTMENT IN CONVERTIBLE NOTES
----------------------------------------

On May 10, 2000, the Company committed to make a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consists of convertible notes (with interest due quarterly in arrears) and a warrant. The Company made an initial investment of $5.0 million on May 10, 2000 and an additional investment of $1.25 million on September 6, 2000. The Company has committed to invest another $1.25 million in 2000 upon InstiPro's achievement of certain goals. Once the Company completes the investment, it will own notes convertible into approximately 35% of the outstanding stock of InstiPro Group, Inc. and a warrant to purchase an additional 10%.

The investment in InstiPro is classified as "available for sale" as defined in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and is accounted for at fair market value, which approximates cost. Net unrealized gains and losses on the investment are reportable in a separate component of stockholders' equity until realized. The value of the investment in InstiPro (including acquisition costs) at September 30, 2000 is $6,519,663.

NOTE 9 - TOKYO OFFICE CLOSING
-----------------------------

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

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

From January 1 through September 30, 2000, the Company repurchased 220,500 shares of Common Stock at an aggregate cost of $2.2 million under the Company's 1999 repurchase program. As of September 30, 2000, the Company has repurchased a total of 3,129,462 shares of Common Stock under its various repurchase programs, which began in late 1992. The total cost of the purchases made under the repurchase programs and the 1995 purchase of 650,000 shares from the Estate of Ronald H. Hoenig (net of 881,784 shares issued out of Treasury Stock) is $18,955,365.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

On October 4, 2000, Axe-Houghton Associates, Inc. entered into new employment arrangements with the employees who are responsible for managing the small capitalization growth equity-related disciplines. These new arrangements expire on January 1, 2003, subject to a three-year extension in the event of a change of control. Under these arrangements, Axe-Houghton is obligated to pay two individuals aggregate minimum compensation of $1.2 million per year. In addition, in the event of a change of control (as defined) of the small capitalization growth equity business, Axe-Houghton or the Company, Axe-Houghton would be required to pay these individuals an aggregate amount equal to 37.5% of the value of the small capitalization growth equities business (as defined) in equal installments (plus 90% of the interest on any unpaid installments) over three years following such a change in control, subject to forfeiture by the employees in the event of certain terminations of employment. These arrangements also provide for increased variable, performance-based compensation which, assuming current levels of activity, will result in increased compensation expense as compared to prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to future growth, industry consolidation, acquisition and expansion plans, strategic alliances, investments, joint ventures and other business combinations, plans to address various technology issues, market risk, the Company's investment activities and its equity capital requirements. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, changes in the worldwide business environment affecting internet and e-business proliferation, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, fluctuations in asset management performance, the Company's ability to recruit and retain highly skilled employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report.

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

The Company generally expects a certain amount of commissions for every $1 in independent research, other services and commission refunds provided under independent research and directed brokerage arrangements. This ratio is negotiated on an individual customer basis. Ratios fluctuate depending upon the markets of execution and continue to be under downward competitive pressure in most of the markets in which the Company conducts brokerage activities.

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

In June 2000, the Company received 805,000 shares of the common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong. In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange. As of September 30, 2000, the Company owned 309,000 Hong Kong shares valued at $0.6 million and 100,000 London shares valued at $4.3 million. The Company marks to market the Hong Kong and London Exchange shares. Fluctuations in the market values of these shares could have a material effect on the Company's investment income and other in future periods.

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

The amount of assets under management is affected by numerous factors, including the ability to attract and retain clients and highly skilled personnel, investment performance results, the number and variety of investment disciplines offered and the capacity limitations of such disciplines (such as small capitalization growth equity-related disciplines), the market performance of particular investment disciplines, as well as the performance of the securities markets generally. In October 2000, Axe-Houghton entered into new employment arrangements with the investment professionals who are responsible for managing the small capitalization growth equity-related disciplines. These new arrangements, which expire on January 1, 2003, provide for increased variable, performance-based compensation which, assuming current levels of activity, will result in increased compensation expense as compared to prior years. In addition, in the event of a change of control (as defined) of the small capitalization growth equity business, Axe-Houghton or the Company, Axe-Houghton is obligated to pay these individuals an aggregate amount equal to 37.5% of the value of the small capitalization growth equities business (as defined) in equal installments over three years (plus 90% of the interest on any unpaid installments) following such a change in control, subject to forfeiture by the employees in the event of certain terminations of employment. In the event of such a change of control, the term of these new employment agreements would be extended three years from the date of the change of control.

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

FINANCIAL RESULTS

The Company's financial results, particularly operating income, net income and earnings per share, were affected by two events in the three- and nine-month periods ended September 30, 2000. The first was the closing of the Company's brokerage operations in Tokyo at the end of June 2000. As a result, the Company incurred in the second quarter a one-time charge to earnings of $1.0 million before taxes and $0.6 million ($0.7 per share basic and $0.6 per share diluted) after taxes. Included in the charge was the recognition of the foreign currency translation loss of $0.7 million, which was previously reflected in the Company's financial statements as a reduction of stockholders' equity, and $0.3 million of severance, termination fees and other administrative costs relating to the closing of the Tokyo brokerage office.

The second event was the Company's receipt of 805,000 shares of common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong and of 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange. As of September 30, 2000, the Company owned 309,000 Hong Kong shares and 100,000 London shares. The Company marks these shares to market. The market value of the Hong Kong and London shares as of September 30, 2000 was $0.6 million and $4.3 million, respectively. The Company's gains on the Hong Kong and London shares are included in investment income and other for the three and nine months ended September 30, 2000, and were $4.7 million and $5.5 million, respectively.

The Company's financial results before and after these two events - the one-time charge relating to Tokyo and the increase in investment income and other associated with the Hong Kong and London shares - are as follows:


Three Months Ended September 30,
--------------------------------
                                                  ACTUAL                  ADJUSTED                ACTUAL
                                                   2000                    2000(1)                 1999
                                                   ----                    -------                 ----
Operating Revenues                               $22,529,304              $22,529,304            $21,823,039
Operating Income                                   2,153,935                2,153,935              2,235,798
Net Investment Income and Other                    5,593,630                  898,172                345,656
Income Before Income Taxes                         7,747,565                3,052,107              2,581,454
Net Income                                         5,266,521                1,896,458              1,534,308
Net Income Per Share
    Basic                                               0.65                     0.24                   0.18
    Diluted                                             0.58                     0.21                   0.16


Nine Months Ended September 30,
-------------------------------
                                                  ACTUAL                  ADJUSTED                ACTUAL
                                                   2000                    2000(1)                 1999
                                                   ----                    -------                 ----
Operating Revenues                               $73,409,530              $73,409,530            $66,873,929
Operating Income                                   6,692,029                7,709,020              6,415,824
Net Investment Income and Other                    7,621,912                2,089,311              1,625,163
Income Before Income Taxes                        14,313,941                9,798,331              8,040,987
Net Income                                         9,471,296                5,849,877              4,622,302
Net Income Per Share
    Basic                                               1.16                      .72                    .54
    Diluted                                             1.05                      .65                    .49

-----------------------
(1) Financial data before the Tokyo charge and the appreciation in value of, and realized gains on, the Hong Kong and London shares.

THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS SEPTEMBER 30, 1999

The Company's operating income for the three months ended September 30, 2000 remained at $2.2 million in both 2000 and 1999. Operating income for the three months ended September 30, 2000 includes an 80.3% increase in the operating income of the asset management operations offset by a 20.0% decrease in the combined operating income of the domestic and international brokerage operations.

The Company's net income for the three-months ended September 30, 2000 increased 243.3% to $5.3 million, as compared to $1.5 million during the same period in 1999. Included in net income is investment income of $3.4 million ($4.7 million before tax) related to the appreciation in value of, and realized gains on, the Hong Kong and London shares. Net income for the three months excluding the investment income associated with the London and Hong Kong shares was $1.9 million, representing a 23.6% increase from the third quarter in 1999.

Operating revenues for the three months ended September 30, 2000 increased 3.2% to $22.5 million from $21.8 million during the same period in 1999. This resulted primarily from a 10.9% increase in operating revenues from domestic brokerage operations and a 49.2% increase in operating revenues in investment management fee revenues, offset by a 40.7% decrease in operating revenues from international brokerage operations.

Operating revenues from the Company's domestic brokerage operations for the three months ended September 30, 2000 increased 10.9% to $16.7 million, as compared to $15.0 million during the same period in 1999, due to increased trading activity. Operating income of the Company's domestic brokerage operations decreased 12.0% to $2.0 million for the three months ended September 30, 2000, as compared to $2.2 million during the same period in 1999, primarily due to an increase in independent research and services expenses.

Operating revenues from international brokerage operations decreased 40.7% to $2.8 million for the three months ended September 30, 2000, as compared to $4.7 million during the same period in 1999. This decrease is primarily attributed to a (i) 46.4% decline in operating revenues in the United Kingdom brokerage operation primarily due to the loss of two customers who ceased engaging in independent research arrangements, (ii) a 34.4% decrease in operating revenues in the Hong Kong brokerage operations, and (iii) the loss of approximately $0.1 million in revenues due to the Tokyo closing. Operating income of international brokerage operations decreased 86.2% to $0.05 million for the third quarter ended September 30, 2000, as compared to $0.3 million during the same period in 1999, due to decreased trading activity.

Investment management fee revenues increased 49.2% to $3.0 million during the three months ended September 30, 2000, as compared to $2.0 million in 1999. This increase in investment management fee revenues is due to an increase in the percentage of assets managed in small capitalization growth equity-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in the Small Capitalization Growth Equity discipline, the Company's first small capitalization growth discipline, increased 54.4% to $1.2 billion as of September 30, 2000 (24.5% of total assets under management as of September 30, 2000) from $752.5 million as of September 30, 1999 (19.4% of total assets under management as of September 30, 1999), as a result of additional funds received from existing clients, as well as appreciation of existing assets. Total assets under management increased 22.4% to $4.7 billion as of September 30, 2000 from $3.9 billion as of September 30, 1999. Total assets under management were $4.96 billion at December 31, 1999 and $5.0 billion at June 30, 2000. The increase in total assets under management since September 30, 1999 is primarily due to the receipt of additional assets from existing Small Capitalization Growth Equity clients, and the development of two new small capitalization growth equity-related investment disciplines, Focused Growth Equities and Technology Growth, which together represented $245.9 million of assets under management at September 30, 2000, as compared to $29.8 million at September 30, 1999, $181 million at December 31, 1999 and $258.3 million at June 30, 2000. Operating income of the Company's asset management operations for the three months ended September 30, 2000 increased 80.3% to $1.3 million from $0.7 million during the same period in 1999, primarily as a result of the growth in small capitalization growth equity-related assets under management.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended September 30, 2000 increased 6.5% to $9.4 million from $8.8 million during the same period in 1999. These expenses were 48.6% of commission revenues during the three months ended September 30, 2000, as compared to 44.7% during the same period in 1999. These expenses increased as a percentage of commission revenues primarily due to the timing of research expense incurred relative to the receipt of commissions earned during the three months ended September 30, 2000.

Clearing, floor brokerage and exchange charges decreased 19.8% to $2.0 million during the three months ended September 30, 2000, from $2.6 million during the same period in 1999. These expenses represented 10.6% of commission revenues during the three months ended September 30, 2000, as compared to 12.9% of commission revenues during the same period in 1999. The decrease in these expenses as a percentage of commission revenues was primarily due to a reduction in the Company's cost of execution and settlement of U.S. equity transactions, coupled with an increase in the percentage of commissions earned on transactions executed in the Hong Kong market, which cost less to execute and settle than comparable trades in other Asian markets.

Employee compensation increased 6.2% to $6.1 million for the three months ended September 30, 2000, from $5.7 million during the same period in 1999. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the three months ended September 30, 2000.

All other expenses increased 14.7% to $2.9 million for the three months ended September 30, 2000 from $2.5 million in the third quarter 1999. This increase resulted primarily from an increase in marketing, trading and interest expense related to the clearing and settlement of brokerage transactions, offset by the absence of expenses related to Year 2000 issues incurred during the same period in 1999.

Net investment income and other for the three months ended September 30, 2000 increased to $5.6 million, as compared to $0.3 million during the same period in 1999. Net investment income includes $4.7 million in realized and unrealized gains on the Hong Kong and London Exchange shares during the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS SEPTEMBER 30, 1999

The Company's operating income for the nine months ended September 30, 2000 increased 4.3% to $6.7 million, as compared to $6.4 million during the same period in 1999. This increase in operating income is primarily attributable to a 102.9% increase in operating income from asset management operations, offset by the $1.0 million Tokyo charge.

The Company's net income for the nine months ended September 30, 2000 increased 104.9% to $9.5 million, as compared to $4.6 million during the same period in 1999. Included in net income is the one-time charge of $1.0 million ($0.6 million net of tax) related to the closing of the Company's Tokyo brokerage office and investment income of $5.5 million ($4.2 million net of tax) related to the gains on the Hong Kong and London Exchange shares. Net income for the nine months ended September 30, 2000 before the Tokyo charge and excluding the appreciation in the market value of, and realized gains on, the Hong Kong and London Exchange shares was $5.9 million, representing a 26.6% increase over net income during the same period in 1999.

Operating revenues increased 9.8% to $73.4 million for the nine months ended September 30, 2000 from $66.9 million during the same period in 1999. This resulted primarily from a 13.5% increase in operating revenues from domestic brokerage operations and a 56.3% increase in investment management fee revenues, offset by a 23.0% decrease in operating revenues from international brokerage operations.

Operating revenues from the Company's domestic brokerage operations for the nine months ended September 30, 2000 increased 13.5% to $53.4 million, as compared to $47.0 million during the same period in 1999 due to increased trading activity. Operating income of the Company's domestic brokerage operations decreased 5.3% to $7.0 million for the nine months ended September 30, 2000, as compared to $7.4 million during the same period in 1999, primarily due to an increase in independent research and services expense.

Operating revenues from international brokerage operations for the nine months ended September 30, 2000 decreased 23.0% to $10.7 million, as compared to $13.9 million during the same period in 1999. This decrease is primarily attributable to a 36.3% decline in the operating revenues of the United Kingdom brokerage operations, a loss of approximately $0.3 million in revenues due to the closing of the Tokyo office, and a 10.8% decrease in operating revenues of the Hong Kong brokerage operations. International brokerage operations incurred an operating loss of $0.7 million for the nine months ended September 30, 2000, as compared to operating income of $0.2 million during the same period in 1999, primarily due to the $1.0 million Tokyo charge. Operating income before the Tokyo charge was $0.3 million for the nine months ended September 30, 2000, as compared to $0.2 million during the same period in 1999, which included non-recurring operating expenses of approximately $0.3 million related to the 1999 restructuring of the Company's brokerage operations in Tokyo.

Investment management fee revenues increased 56.3% to $9.3 million during the nine months ended September 30, 2000, as compared to $6.0 million during the same period in 1999. This increase in investment management fee revenues is due to an increase in the percentage of assets managed in small capitalization growth equity-related disciplines as discussed above. Operating income of the Company's asset management operations for the nine months ended September 30, 2000 increased 102.9% to $3.9 million from $1.9 million during the same period in 1999 as a result of the growth in small capitalization growth equity-related assets under management.

During the nine months ended September 30, 2000, expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, increased 17.5% to $31.3 million from $26.7 million during the same period in 1999. These expenses were 49.1% of commission revenues during the nine months ended September 30, 2000, as compared to 43.8% during the same period in 1999. These expenses increased as a percentage of commission revenues primarily due to the timing of research expense incurred relative to the receipt of commissions earned during the nine months ended September 30, 2000.

Clearing, floor brokerage and exchange charges decreased 16.1% to $6.8 million during the nine months ended September 30, 2000, from $8.1 million during the same period in 1999. These expenses represented 10.7% of commission revenues during the nine months ended September 30, 2000 and 13.3% of commission revenues during the same period in 1999. The decrease in these expenses as a percentage of commission revenues was primarily due to a reduction in the Company's cost of execution and settlement of U.S. equity transactions, coupled with an increase in the percentage of commissions earned on transactions executed in the Hong Kong market, which cost less to execute and settle than comparable trades in other Asian markets.

Employee compensation increased 9.6% to $19.0 million for the nine months ended September 30, 2000, from $17.4 million during the same period in 1999. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the nine months ended September 30, 2000.

All other expenses increased 2.6% to $8.5 million for the nine months ended September 30, 2000, from $8.3 million during the same period in 1999. This increase resulted primarily from an increase in marketing, trading and interest expense related to the clearing and settlement of brokerage transactions principally in the third quarter, offset by the absence of expenses related to Year 2000 issues incurred during the same period in 1999.

Net investment income and other for the nine months ended September 30, 2000 increased to $7.6 million, as compared to $1.6 million during the same period in 1999. This increase resulted from $5.5 million in realized and unrealized gains earned on the Company's investment in the Hong Kong and London shares during the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $58.1 million. All receivables from correspondent brokers and dealers are deemed to be fully collectible, and no provision for uncollectibles was required.

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

The Company maintains overseas overdraft facilities, which bear variable rates of interest based upon prevailing market rates in the United Kingdom, Europe and Hong Kong. These facilities are used to facilitate the settlement of daily trading activities. There were no amounts outstanding under these facilities as of September 30, 2000, and there was $20,553 outstanding under these facilities as of December 31, 1999.

During the first six months of 2000, the Company liquidated its investment in a diversified portfolio of preferred stocks and U.S. Treasury futures to hedge the preferred stock positions. The $4.3 million received upon the liquidation of this investment has been invested in U.S. Treasury securities and money market funds.

Through Axe-Houghton, the Company maintains investments in two equity limited partnerships. Axe-Houghton is the general partner of each of these investment limited partnerships. During the third quarter 2000, Axe-Houghton reduced its investment in one of these partnerships by $400,000 from 22.2% ($674,969) at June 30, 2000 to 11.6% ($339,592) at September 30, 2000. The Company invested these funds in money market instruments.

On May 10, 2000, the Company committed to make a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consists of convertible notes and a warrant. The Company made an initial investment of $5 million on May 10, 2000 and on September 6, 2000 invested another $1.25 million in InstiPro Group, Inc. The Company has committed to invest another $1.25 million in 2000 upon InstiPro's achievement of certain goals. Once the Company completes the investment, it will own notes convertible into approximately 35% of the outstanding stock of InstiPro Group, Inc. and a warrant to purchase an additional 10%.

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

In addition, as a result of its daily brokerage activities, the Company may hold (normally overnight) long and short security positions. These positions, which are valued at fair market value, are a result of trading errors that occur in the ordinary course of business. These positions are normally closed out during the next day of trading.

For information regarding the Company's exposure to certain market risks, see
Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Significant changes which have occurred since December 31, 1999 are as follows:

During the first six months of 2000, the Company liquidated its investment in the diversified portfolio of preferred stocks and U.S. Treasury futures used to hedge the preferred stock positions. This investment portfolio, which was subject to interest rate risk, incurred investment losses of $0.3 million, offset by dividends and interest of $0.1 million, during the six months ended June 30, 2000. The Company has invested the $4.3 million that it received upon liquidation of this portfolio in U.S. Treasury securities and money market funds, which are subject to interest rate risk.

The value of the Company's investment in InstiPro Group Inc. (including acquisition costs) as of September 30, 2000 was $6,519,663. The InstiPro investment was made for strategic reasons and does not involve an investment in securities with a readily determined market value. This investment is subject to interest rate risk as well as equity price risk. The Company monitors the investment and strategic value of its investment in InstiPro Group Inc. on a regular basis.

At September 30, 2000, the Company owned 309,000 Hong Kong shares, with a market value of $0.6 million, and 100,000 London shares, with a market value of $4.3 million. The Company's investments in the Hong Kong and the London shares are valued at market, and are subject to both equity price and foreign exchange risk. The Company monitors and reviews these investments on a daily basis.

                           PART II - OTHER INFORMATION
                           ---------------------------

(B)   REPORTS ON FORM 8-K

      The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

  10.18 Employment Agreement dated December 1997, as amended January 1999, between Robin N. Kerr and Axe-Houghton Associates, Inc.


  10.19 Employment Agreement Extension and Amendment, dated October 4, 2000, between Robin N. Kerr and Axe-Houghton Associates, Inc.


  10.20 Employment Agreement dated December 1997, as amended January 1999, between Ellen W. Adnopoz and Axe-Houghton Associates, Inc.


  10.21 Employment Agreement Extension and Amendment, dated October 4, 2000, between Ellen W. Adnopoz and Axe-Houghton Associates, Inc.


  27.1     Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Hoenig Group Inc.

Date: November 2, 2000                      By: /s/ Fredric P. Sapirstein
                                                    ---------------------
                                                    Fredric P. Sapirstein,
                                                    Chairman and
                                                    Chief Executive Officer



Date:  November 2, 2000                     By: /s/ Alan B. Herzog
                                                    --------------
                                                    Alan B. Herzog,
                                                    Chief Operating Officer and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------

   10.18 Employment Agreement dated December 1997, as amended January 1999, between Robin N. Kerr and Axe-Houghton Associates, Inc.


   10.19 Employment Agreement Extension and Amendment, dated October 4, 2000, between Robin N. Kerr and Axe-Houghton Associates, Inc.


   10.20 Employment Agreement dated December 1997, as amended January 1999, between Ellen W. Adnopoz and Axe-Houghton Associates, Inc.


   10.21 Employment Agreement Extension and Amendment, dated October 4, 2000, between Ellen W. Adnopoz and Axe-Houghton Associates, Inc.


   27.1           Financial Data Schedule