Form 10-K
period 2000-12-31
HOENIG GROUP INC
filed 2001-03-26
CIK 878551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2000
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 22, 2001: Common Stock, par value $0.01 per share, $41,292,321.

As of March 22, 2001, there were 7,901,591 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III as set forth herein. Certain exhibits are incorporated by reference in Part IV from prior filings.

                                     PART I
                                     ------

Item 1. Business
----------------

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

The Company conducts business from its headquarters in Rye Brook, NY, its international offices in London and Hong Kong, and its branch offices in Boston, MA and New York, NY. The Company maintains securities trading operations in Rye Brook, Boston, London and Hong Kong. The Company conducts its asset management business from its Rye Brook offices.

The Company's operating segments are domestic securities brokerage, international securities brokerage and asset management. See Note 15 to the Consolidated Financial Statements for specific information regarding operating revenues and profits by reportable segments.

DOMESTIC AND INTERNATIONAL SECURITIES BROKERAGE

The principal activity of the Company is providing high quality trade execution services in global equities and domestic fixed income securities to institutional customers. The Company's brokerage customers are primarily investment advisers, hedge funds, investment partnerships, banks, insurance companies, corporations, employee benefit plans, mutual funds, and other investment professionals. The Company also provides its customers with proprietary and independent research and other services.

The Company earns commissions in connection with various brokerage services:

     o providing independent research and other services to investment managers;

     o paying expenses of, or commission refunds to, customers under directed brokerage or commission recapture arrangements;

     o   providing proprietary research to investment managers; and

     o   execution-only services.

Approximately 76% of the Company's total brokerage commissions are earned in connection with the provision of independent research and directed brokerage arrangements. The remaining 24% of total commissions relate to execution-only services and proprietary research. Commissions earned in connection with providing execution-only services and proprietary research represent a higher percentage (approximately 26%) of commissions earned by the Company's domestic brokerage operations. The Company's international brokerage operations rely more heavily on the provision of independent research, with execution-only services and proprietary research representing 13% of international commissions earned in 2000. Directed brokerage arrangements are less common in international markets and have not historically represented a significant part of the Company's international brokerage business.

The Company generally expects a certain amount of commissions for every $1 in research, other services and commission refunds provided under independent research and directed brokerage arrangements. This ratio is not fixed and may vary on an individual customer basis. Ratios have been, and continue to be, under competitive pressure in the United States, as well as in international markets.

The Company's commission rates and ratios generally are negotiated between the Company and its customers, and vary with the volume and nature of trading involved. The Company believes that its ability to provide customers with domestic and international trade execution capabilities and high quality customer service are important factors in its ability to compete for customers seeking independent research and directed brokerage arrangements. The Company typically provides a periodic global statement to each customer, which allows the customer to easily monitor the research and other services provided, the commission expectation and the commissions generated during the period.

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

The Company's relationship with an independent research provider typically is one in which the research organization agrees to supply research products or services to the Company's customers for a specified period of time (generally one year or less), and the Company agrees to pay for such research. Almost all of the Company's research relationships are non-exclusive arrangements. Some of these relationships, particularly those with organizations that supply quotation, news and database systems, and software for securities analysis, portfolio management and performance measurement, are contractual in nature. The Company's business is not dependent on any one or a select number of research organizations; however, collectively, quotation, news and database systems and portfolio management and performance measurement systems represent a significant portion of the independent research provided by the Company, the loss of which could have a material adverse effect on the Company's business.

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

     PROPRIETARY RESEARCH

The Company offers proprietary research consisting of top-down economic research and market analysis and specialized energy research focusing on geopolitical factors. The Company's economic research group, headed by Dr. Robert Barbera, a noted Wall Street economist and strategist, produces a weekly report, which discusses global economic events and market developments, as well as provides economic forecasts. The economic research group also produces interim reports and periodically consults with customers on a range of global economic issues and market trends. The energy research effort, headed by noted Middle Eastern scholar Dr. Mordechai Abir, provides periodic reports and customer-specific consultation.

The Company provides its customers with proprietary research in the traditional Wall Street manner, with the expectation that customers will direct commission business to the Company. Unlike independent research arrangements, the Company generally does not expect a specified amount of commissions from a customer in return for its proprietary research, nor does the Company generally put a dollar price on this research or offer to sell it for cash.

     EXECUTION-ONLY SERVICES

Execution-only brokerage refers to the execution of equity trades for customers on a competitive commission rate basis and the execution of transactions in U.S. fixed income securities as riskless principal. These types of transactions include executing orders of large blocks of equity and fixed income securities on a discrete basis and corporate stock repurchase programs. In addition, the Company generates execution-only brokerage in fixed income securities by identifying fixed income securities available in the market that may meet the particular portfolio needs of customers.

The Company derived approximately 24% of its total commission revenues in 2000, 26% in 1999 and 23% in 1998 from execution-only brokerage and proprietary research.

    SALES AND MARKETING

As of December 31, 2000, the sales, marketing and client services staff for the Company's domestic and international brokerage operations comprised 13 full-time professionals: 10 in the United States, 2 in London, and 1 in Hong Kong. These individuals manage established customer relationships and solicit new business for the Company's brokerage services. In doing so, the sales and marketing staff works to identify investment styles, trading techniques and research requirements of customers.

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

ASSET MANAGEMENT

Axe-Houghton Associates, Inc. is a U.S. investment adviser registered under the Investment Advisers Act of 1940. Axe Houghton provides professional investment management for public and corporate employee benefit plans, investment partnerships and other institutional clients in the United States and also acts as the general partner of two investment limited partnerships. It specializes in active small capitalization growth equity management, small and mid-capitalization value management, as well as international indexing using American Depositary Receipts (ADRs).

As of December 31, 2000, Axe-Houghton's assets under management were $4.43 billion, as compared with $4.96 billion at the end of 1999 and $4.02 billion at the end of 1998. Assets under management decreased in 2000 due primarily to decreased investment performance and the resulting loss of assets managed in certain disciplines, like Focused Growth and Technology Growth. Assets managed in the Small Capitalization Growth Equities discipline decreased to $901.3 million at the end of 2000 from $1.2 billion at the end of 1999. Assets managed in the Small Capitalization Growth Equities discipline were $698.5 million as of December 31, 1998. Assets under management in the Focused Growth and Technology Growth disciplines decreased to $103.4 million at December 31, 2000 from $181.1 million at the end of 1999, and the Technology Growth discipline ceased to have any assets under management at year end 2000. Assets under management as of February 28, 2001 were $4.08 billion, of which $791.2 million represents assets managed in Small Capitalization Growth Equities and $22.8 million represents assets managed in the Focused Growth discipline.

Growth in assets under management is dependent on numerous factors, including:

     o   the ability to attract new clients and retain existing clients;

     o   the ability to attract and retain highly skilled personnel;

     o   the number and variety of investment disciplines offered;

     o   the market performance of various investment disciplines;

     o Axe-Houghton's investment performance relative to market benchmarks and the performance of others offering similar disciplines;

     o the capacity limitations of a particular investment discipline, such as Small Capitalization Growth Equities; and

     o   the performance of the securities markets in general.


At December 31, 2000, Axe-Houghton's marketing and client services staff consisted of four full-time professionals. These individuals work directly with potential clients, as well as with various investment management consulting firms, to introduce Axe-Houghton's investment disciplines and performance records to institutional clients. They also provide client service to managed accounts.

EMPLOYEES

At December 31, 2000, the Company employed 104 people on a full-time basis, which included 8 in executive positions, 24 in floor positions or positions as brokers, 17 in sales and marketing positions, 5 in proprietary research, 14 in accounting, legal and compliance positions, 9 in investment positions, 3 in information technology and 24 in clerical or other positions. Of the 104 employees, 56 were employed by Hoenig & Co., 5 by Hoenig Group Inc., 16 by Axe-Houghton, 15 by Hoenig (Far East) Limited and the remaining 12 by Hoenig & Company Limited. All of the Company's offices, except the New York, NY office, engage in both marketing and brokerage activities. The Company considers its relations with employees generally to be good.

CUSTOMER RELATIONSHIPS

The Company has existing brokerage relationships with over 500 institutional customers worldwide. The Company's 10 and 20 largest customers accounted for 38.4% and 51.2%, respectively, of total revenues for the year ended December 31, 2000, and 33.4% and 45.5%, and 29.0% and 41.1%, respectively, of total revenues for the years ended December 31, 1999 and 1998. A significant percentage of the Company's largest customers are hedge funds, investment partnerships and private investment funds. No single customer accounted for 10% or more of the Company's revenues for any of the years ended December 31, 2000, 1999 and 1998.

The Company believes that its brokerage customer list is broadly based, with a particular expertise among hedge funds, investment partnerships and private investment funds. Approximately 84% of the Company's brokerage business is executed in U.S. markets, and the majority of its customers are located in the United States. The Company's ability to assist its customers in executing securities transactions in many of the world's major markets reduces its reliance on volume and trading in any one particular market, other than the United States. Sales and marketing personnel located in the Company's international offices are responsible for developing local customer relationships which help to diversify the Company's customer base.

The Company maintains a limited number of retail brokerage accounts. These accounts are primarily the accounts of employees (who generally are required to trade through the Company), their relatives and friends of the Company. The Company does not compete for retail business.

As of December 31, 2000, the Company had 31 advisory clients which maintained 41 investment advisory accounts. Four of these accounts are maintained for affiliates. As of December 31, 1999, the Company had 31 advisory clients which maintained 42 investment advisory accounts, including four of affiliates. As of December 31, 1998, the Company had 34 advisory clients which maintained 48 investment advisory accounts, including four affiliates.

COMPETITION

The institutional brokerage and asset management businesses are highly competitive. The Company must meet price competition commensurate with the products and level of service that it offers. Such competition affects not only the Company's ability to compete for new clients, but also its ability to attract and retain highly skilled employees.

The Company's brokerage business competes directly and indirectly with independent specialty firms, as well as with traditional full-service brokerage firms, both domestic and foreign, that offer independent research and engage in directed brokerage. In addition, the Company competes directly with traditional full-service firms that offer trade execution and proprietary research similar to the Company's, as well as other types of research and brokerage services not offered by the Company. Established U.S. and international brokerage firms, as well as independent specialty firms, are the most likely candidates to compete successfully for customers seeking independent research and directed brokerage arrangements. This is especially true as larger investment management firms seek to consolidate the number of brokers that they use and obtain both proprietary and independent research from the same broker.

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

The Company's asset management business competes with other registered investment advisers, full-service brokerage firms, mutual funds, banks, trust companies, investment counselors and other investment professionals. A significant number of these competitors have greater capital and other resources than the Company and offer clients a broader range of asset management disciplines. Some of the competing firms offer these services at rates lower than those charged by the Company. The Company's asset management business also competes with other investment managers on the basis of historical investment performance results, some of which have better or longer-term investment performance records than the Company. The Company believes that it successfully competes with other investment professionals because of the high quality of the portfolio management and client services that it provides, which often is more important to attracting and retaining investment management clients than the fee rate charged.

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

     o Hoenig & Co. is a U.S. registered broker-dealer and is regulated by the SEC, NASDR and various securities exchanges, including the NYSE which has been designated as its primary regulator.

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

Hoenig & Co., Inc. also is subject to regulation in various states.

These regulatory authorities have adopted rules that govern the securities industry and, as a normal part of their procedures, conduct periodic examinations of the Company's securities brokerage and asset management operations. Additional legislation, changes in rules promulgated by the SEC, the SFA, the SFC or any self-regulatory organization, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of the Company. In the United States, brokerage firms also are subject to regulation by state securities commissions in the states in which they conduct business. These regulatory authorities, including state securities commissions, may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer or investment adviser, its officers or employees.

In the United States, the provision of research to investment managers in consideration of commissions is conducted in reliance upon the safe harbor provided under Section 28(e) of the Securities Exchange Act of 1934. The safe harbor protections of Section 28(e) apply equally to the provision of independent third-party research, as well as proprietary research.

Section 28(e) permits money managers and other investment fiduciaries to obtain research and brokerage services from a broker in exchange for commissions. It provides, in effect, that it is not a breach of fiduciary duty for an investment manager to cause an account over which it has investment discretion to pay a broker a higher commission rate than another broker would have charged for executing the transaction if the investment manager determines in good faith that the amount of commission paid is reasonable in relation to the value of the brokerage and research services provided by the broker. The safe harbor protection of Section 28(e) does not extend to transactions where the broker executes the transaction as principal or in a riskless principal transaction.
Section 28(e) does not relate to directed brokerage arrangements, which generally are governed by contractual agreements and state or federal laws, including the Employee Retirement Income Security Act of 1974 (ERISA).

The SEC from time to time has been urged by competitors of the Company and others to seek Congressional reconsideration of Section 28(e) or narrow its scope through interpretation. In September 1998, the SEC released a report on soft dollar examinations conducted by the SEC in 1996 and 1997. The report summarizes the SEC's findings and makes recommendations with respect to the soft dollar practices of registered brokers, investment advisers and mutual funds. Most of the findings relate to failures to abide by the requirements of the Section 28(e) safe harbor and to inadequate disclosure of soft dollar arrangements. The report also comments on a lack of internal controls (record-keeping, procedures, supervision) at brokers and investment advisers regarding soft dollar arrangements. Based on the examination findings, the SEC's report makes several specific recommendations, including that the SEC should consider adopting various record-keeping rules that would apply to brokers and investment advisers engaged in soft dollar arrangements and that it should require more meaningful disclosure of soft dollar arrangements in forms filed by registered investment advisers. The SEC has not to date proposed specific rule changes or issued new interpretations relating to soft dollar practices.

In November 1997, a working group of the Advisory Council on Employee Welfare and Benefit Plans published a report which included recommendations to the Department of Labor and the SEC regarding regulatory and statutory changes and recommendations to plan sponsors and other fiduciaries regarding how soft dollar and directed brokerage arrangements should be handled. The report includes a recommendation that the Department of Labor and the SEC should require additional disclosure of soft dollar and directed brokerage activities and tighten the definition of research under Section 28(e). The report also contained a recommendation from a minority of the Advisory Council's working group that the Section 28(e) safe harbor be repealed with respect to fiduciaries of employee benefit plans only. Neither the Department of Labor nor the SEC has acted on the Advisory Council Group report and recommendations. In addition, various industry associations, including the Securities Industry Association and the Association for Investment Management and Research, have issued best practices and standards of conduct which provide guidance to brokers and investment managers that receive proprietary and independent research from brokers and/or are involved in directed brokerage arrangements.

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

The degree of regulation of soft dollar and directed brokerage arrangements varies among the countries in which the Company has customers. Many countries do not have specific rules, or safe harbors like Section 28(e) in the United States, regarding the provision of research in exchange for commissions. Other countries, like the United Kingdom, Hong Kong, Singapore and Australia, have adopted regulations that are similar to those in the United States.

NET CAPITAL REQUIREMENTS

The Company's brokerage subsidiaries are subject to various net capital requirements. Hoenig & Co. is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that Hoenig & Co. maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 2000, Hoenig & Co.'s net capital ratio was 1.35 to 1. Hoenig & Company Limited is required to maintain financial resources of at least 110% of its capital requirement (as defined). Hoenig (Far East) Limited is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of the average quarterly liabilities. The table below summarizes the capital positions for each brokerage subsidiary at December 31, 2000:

                                            Minimum          Actual/Eligible Capital             Excess of
                                       Required Capital             12/31/00                    Requirement
                                       ----------------             --------                    -----------
Hoenig & Co., Inc.                         $1,130,000                  $12,532,000                 $11,402,000

Hoenig & Company Limited                   $1,017,000                   $2,388,000                  $1,371,000
                              ((Pound Sterling)680,000)   ((Pound Sterling)1,597,000)   ((Pound Sterling)917,000)

Hoenig (Far East) Limited                    $969,000                   $9,669,000                  $8,700,000
                                       (HK $7,556,000)              (HK$75,420,000)             (HK$67,864,000)

Item 2. Properties
------------------

The Company's headquarters occupies office space of approximately 28,000 square feet at Reckson Executive Park, 4 International Drive, Rye Brook, NY 10573, under a lease which expires on May 31, 2002. In addition, the Company leases an additional 10,000 square feet of office space in Boston, New York City, London and Hong Kong under leases which expire or are terminable at various times beginning June 2001 through June 2005, and in New Rochelle, NY on a month-to-month basis.

Item 3. Legal Proceedings
-------------------------

There were no legal proceedings required by this Item.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
------------------------------------------------------------------------------

The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation System National Market (Nasdaq) under the symbol HOEN.

The following table sets forth the high and low sales prices for the Common Stock as reported by Nasdaq for the eight quarters ending December 31, 2000:

PERIOD ENDED                                    COMMON STOCK
------------                                    ------------

                                       HIGH                       LOW
                                       ----                       ---

March 31, 1999                       $15.00                     $6.25
June 30, 1999                         10.375                     7.25
September 30, 1999                    12.25                      9.00
December 31, 1999                     12.75                      8.375


PERIOD ENDED                                    COMMON STOCK
------------                                    ------------

                                       HIGH                       LOW
                                       ----                       ---

March 31, 2000                       $10.062                    $8.062
June 30, 2000                         10.125                     8.00
September 30, 2000                    11.00                      9.75
December 31, 2000                     11.00                      9.50


The Company has not paid dividends on its Common Stock since February 1997. At the present time, the Company does not intend to reinstate the dividend.

Based on information supplied by Continental Stock Transfer & Trust Company, the Company's transfer agent, the Company believes that there were approximately 510 holders of record and beneficial owners of Common Stock on March 15, 2001. The closing price of the Common Stock was $10.50 on March 22, 2001.

Item 6. Selected Financial Data
-------------------------------

                                                            Summary Consolidated Financial Data
                                                            (In thousands except per share amounts)

                                                                   Year ended December 31,
                                                                   -----------------------
                                                      Adjusted
                                        2000            2000(1)    1999          1998        1997         1996
                                        ----            ----       ----          ----        ----         ----
Income Statement
Operating revenues                      $100,111      $100,111    $91,786      $83,944     $76,315     $70,030
Operating income                           9,858        10,872      8,733        7,142       3,900       3,230
Investment income and other                7,818         3,171      2,296        1,280       2,097       1,737
Income before income taxes                17,676        14,043     11,029        8,422       5,997       4,967
Net income                                11,430         8,367      6,377        4,686       3,580       2,887
Net income per share basic(2)               1.41          1.03        .74          .53         .38         .31
Net income per share diluted(2)             1.26           .93        .67          .50         .37         .31
Dividends per share                            -             -          -            -           -         .10
Weighted average shares and
  equivalents outstanding(2)               9,037         9,037      9,495        9,446       9,771       9,391


                                                                    Year ended December 31,
                                                                    -----------------------
                                        2000                       1999          1998        1997         1996
                                        ----                       ----          ----        ----         ----

Balance Sheet
Total assets                             $95,473                  $70,508      $63,340     $61,021     $51,528
Stockholders' equity                     $50,342                  $41,253      $40,017     $39,526     $37,851


--------------

(1) Financial data before (i) special charge of $1.0 million (before taxes) and $0.6 million (after taxes) taken in 2000 with respect to the closing of the Company's Tokyo brokerage operations, and (ii) the $4.6 million (before taxes) and $3.7 million (after taxes) of appreciation in value and realized gains on publicly-traded shares of common stock received by the Company in connection with its ownership of seats on the London Stock Exchange and The Stock Exchange of Hong Kong. See Notes 9 and 13 to the Consolidated Financial Statements for information relating to the Tokyo office closing and the London shares and the Hong Kong shares. (2) See Note 19 to the Consolidated Financial Statements for information regarding changes to the earnings per share computations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to future growth, industry consolidation, acquisition and expansion plans, strategic alliances, investments, joint ventures and other business combinations, plans to address various technology issues, market risk, the Company's investment activities and its equity capital requirements. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, changes in the worldwide business environment affecting internet and e-business companies, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, fluctuations in asset management performance, the Company's ability to recruit and retain highly skilled employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report.

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

The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on the world's major stock exchanges, acting primarily as agent for its customers, and also executes trades in U.S. fixed income securities on an agency and riskless principal basis. The Company earns commissions in connection with various types of brokerage services: commissions received in connection with providing independent research and other services to investment managers; commissions received in exchange for paying expenses of, or commission refunds to, customers under directed brokerage arrangements; commissions received in connection with providing proprietary research; and commissions received for execution-only services.

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

The amount of assets under management is affected by numerous factors, including the ability to attract and retain clients and highly skilled personnel, investment performance results, the number and variety of investment disciplines offered and the capacity limitations of such disciplines (such as small capitalization growth equity-related disciplines), the market performance of particular investment disciplines, as well as the performance of the securities markets generally. In October 2000, Axe-Houghton entered into new employment arrangements with the investment professionals who are responsible for managing the small capitalization growth equity-related disciplines. These new arrangements, which expire on January 1, 2003, provide for increased variable, performance-based compensation which, assuming current levels of activity, will result in increased compensation expense as compared to prior years. In addition, in the event of a change of control (as defined) of the small capitalization growth equity-related business, Axe-Houghton or the Company, Axe-Houghton is obligated to pay these individuals an aggregate amount equal to 37.5% of the value of the small capitalization growth equity-related business (as defined) in equal installments over three years (plus interest on any unpaid installments) following such a change in control, subject to forfeiture in the event of certain terminations of employment. In the event of such a change of control, the term of these new employment agreements would be extended three years from the date of the change of control.

The Company's earnings in any period are affected by its ability to earn commissions under independent research and directed brokerage arrangements on a timely basis because commission revenues are recorded only when earned, and related expenses are recorded when incurred. The timing of the receipt of commissions could cause variations in earnings from year to year and quarter to quarter. The Company's earnings also may be affected by regulatory changes or industry sentiment regarding independent research arrangements and directed brokerage.

In June 2000, the Company received 805,000 shares of the common stock of the Hong Kong Exchanges and Clearing Limited (the Hong Kong shares) in connection with its ownership of a seat on The Stock Exchange of Hong Kong. In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange (the London shares) in connection with its ownership of a seat on the London Stock Exchange. As of December 31,

2000, the Company owned 177,000 Hong Kong shares valued at $0.4 million and 100,000 London shares valued at $3.4 million. The Company marks to market the value of the Hong Kong and London shares, and the changes in the value of these shares are included in investment income. Fluctuations in the market values of these shares could have a material effect on the Company's investment income, both positive and negative, in future periods.

In 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consists of convertible notes and warrants. The Company made an initial investment of $5 million on May 10, 2000, and two additional investments of $1.25 million each on September 6, 2000 and November 27, 2000. As of December 31, 2000, the notes are convertible into approximately 34% of the outstanding stock of InstiPro Group, Inc. after dilution. The warrants entitle the Company to purchase an additional 10%. The Company's investment in InstiPro is accounted for at fair market value which approximates cost. The value of the Company's investment (including acquisition costs) as of December 31, 2000, was $7,944,203.

On January 10, 2001, the Company invested an additional $1.0 million in InstiPro Group, Inc. in the form of a six-month bridge loan. Instinet Clearing Services, Inc. also invested $1.0 million in the form of a six-month bridge loan on January 10, 2001. These bridge loans are senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes, and rank pari passu with each other. The notes received by the Company and Instinet in connection with the bridge loans are each convertible into 400,000 shares at a purchase price per share in excess of that of the original convertible notes purchased by the Company. As of February 28, 2001, the total value of the Company's InstiPro investment (including acquisition costs) was $9,110,992, and the Company's notes are convertible into approximately 35% of the outstanding stock of InstiPro Group, after dilution.

An investment in a start-up organization involves significant risks, which include the risks that the start-up will not have sufficient capital to pursue its business plan and that revenues and operating income will not meet expectations. InstiPro has needed to raise capital from time to time to fund its operations, and it is expected that it will need to raise additional capital during the first six months of 2001. Given the current state of the venture capital markets, particularly for Internet ventures like InstiPro, there is no guarantee that sources of capital will be available to InstiPro, or that the valuations at which InstiPro raises capital will not be lower than those at which the Company made its investments. Any of these events could result in a decrease in the value of the Company's investment in InstiPro, which in turn would have a material adverse effect on the Company's investment income and earnings.

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

FINANCIAL RESULTS 2000

The Company's financial results for the year ended December 31, 2000, particularly operating income, net income and earnings per share, were affected by three events. The first was the closing of the Company's brokerage operations in Tokyo at the end of June 2000. As a result, the Company incurred in the second quarter a one-time charge to earnings of $1.0 million before taxes and $0.6 million ($0.7 per share basic and $0.6 per share diluted) after taxes. Included in the Tokyo charge was the recognition of the foreign currency translation loss of $0.7 million, which was previously reflected in the Company's financial statements as a reduction of stockholders' equity, and $0.3 million of severance, termination fees and other administrative costs relating to the closing of the Tokyo brokerage office.

The second event was the Company's receipt in June 2000 of 805,000 shares of common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong (the Hong Kong shares). The third event was the Company's receipt in July 2000 of 100,000 shares of common stock of the London Stock Exchange (the London shares) in connection with its ownership of a seat on the London Stock Exchange. As of December 31, 2000, the Company owned 177,000 Hong Kong shares and 100,000 London shares. The Company marks these shares to market. The market value of the Hong Kong and London shares as of

December 31, 2000 was $0.4 million and $3.4 million, respectively. The total gains realized by the Company on its sale of Hong Kong shares and the increase in market value of the remaining Hong Kong and London shares was $4.6 million and is included in investment income and other for the year ended December 31, 2000. On March 22, 2001 the Company sold 25,000 of the London Stock Exchange shares. The remaining value of the London and Hong Kong shares was $3.5 million as of March 22, 2001.

The Company's financial results before and after these three events - the one-time charge relating to the Tokyo office closing and the increase in investment income and other associated with the Hong Kong and London shares are as follows:



Year Ended December 31,
-----------------------
                                                           ADJUSTED
                                        2000                2000(1)                 1999                1998
                                        ----                -------                 ----                ----
Operating Revenues                   $100,111,284        $100,111,284            $91,786,053        $83,944,181
Operating Income                        9,858,047          10,871,566              8,732,502          7,142,261
Net Investment Income and Other         7,817,561           3,171,134              2,296,146          1,280,185
Income Before Income Taxes             17,675,608          14,042,700             11,028,648          8,422,446
Net Income                             11,430,155           8,367,263              6,377,320          4,685,719
Net Income Per Share
    Basic                                    1.41                1.03                    .74                .53
    Diluted                                  1.26                 .93                    .67                .50

-----------------------
(1) Financial data before the Tokyo charge and the appreciation in market value of, and realized gains on, the Hong Kong and London shares.

YEAR ENDED DECEMBER 31, 2000 VERSUS DECEMBER 31, 1999

The Company's operating income for the year ended December 31, 2000 increased 12.9% to $9.9 million, as compared to $8.7 million in 1999. This increase in operating income is primarily attributable to a 62.4% increase in operating income from asset management operations and a 13.5% increase in operating income from domestic brokerage operations, offset by the $1.0 million Tokyo charge and operating losses from international brokerage operations.

The Company's net income for the year ended December 31, 2000 increased 79.2% to $11.4 million, as compared to $6.4 million in 1999. Included in net income is the one-time Tokyo charge of $1.0 million ($0.6 million after taxes) and investment income of $4.6 million ($3.7 million after taxes) related to the appreciation in market value of, and realized gains on, the Hong Kong and London shares. Net income for the year ended December 31, 2000 before the Tokyo charge and excluding the appreciation in the market value of, and realized gains on, the Hong Kong and London shares was $8.4 million, representing a 31.2% increase over net income in 1999.

Operating revenues increased 9.1% to $100.1 million for the year ended December 31, 2000 from $91.8 million in 1999. This resulted primarily from a 17.4% increase in operating revenues from domestic brokerage operations and a 43.9% increase in investment management fee revenues, offset by a 33.3% decrease in operating revenues from international brokerage operations.

Operating revenues of the Company's domestic brokerage operations for the year ended December 31, 2000 increased 17.4% to $75.2 million, as compared to $64.1 million in 1999. Operating income of the Company's domestic brokerage operations increased 13.5% to $11.4 million in 2000, as compared to $10.0 million in 1999, primarily due to the increase in revenues.

Operating revenues from international brokerage operations for the year ended December 31, 2000 decreased 33.3% to $12.9 million, as compared to $19.4 million in 1999. This decrease is primarily attributable to a (i) 43.4% decline in the operating revenues of the United Kingdom brokerage operations, (ii) a 22.7% decrease in operating revenues of the Hong Kong brokerage operations, and (iii) a loss of approximately $0.5 million in revenues due to the closing of the Tokyo office. International brokerage operations incurred an operating loss of $1.2 million for the year ended December 31, 2000, as compared to operating income of $0.5 million in 1999, primarily due to the $1.0 million Tokyo charge and operating losses in the United Kingdom, offset by operating income earned in Hong Kong. International brokerage operations experienced an operating loss of $0.2 million for the year ended December 31,

2000, excluding the Tokyo charge, as compared to operating income of $0.5 million in 1999, which included $0.3 million of non-recurring operating expenses related to the 1999 restructuring of the Company's brokerage operations in Tokyo.

Investment management fee revenues increased 43.9% to $12.0 million during the year ended December 31, 2000, as compared to $8.3 million in 1999, notwithstanding a decrease in assets under management as of December 31, 2000, as compared to December 31, 1999. This increase in investment management fee revenues is due to an increase during the first nine months of 2000 in the percentage of assets managed in small capitalization growth equity-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in the small capitalization growth equity-related disciplines increased 80% to $1.4 billion as of September 30, 2000 (29.7% of total assets under management), from $752.5 million as of September 30, 1999 (19.4% of total assets under management), as a result of additional funds received from existing clients and appreciation of existing assets. However, these assets decreased 28.6% in the fourth quarter 2000 to $1.0 billion as of December 31, 2000 (22.7% of total assets under management) as compared to $1.4 billion as of December 31, 1999 (27.8% of total assets under management). The decrease in assets managed in small capitalization growth equity-related disciplines resulted from decreased investment performance and the withdrawal of client assets. Axe-Houghton's two most recent small capitalization growth equity-related disciplines, Focused Growth Equities and Technology Growth, which together represented $245.9 million of assets under management as of September 30, 2000, decreased to $103.4 million at December 31, 2000 as a result of decreased investment performance and withdrawals of assets during the fourth quarter 2000, including all assets managed in the Technology Growth discipline. These assets were $181.1 million at December 31, 1999.

Total assets under management decreased 10.7% to $4.43 billion as of December 31, 2000 from $4.96 billion as of December 31, 1999. Total assets under management were $4.75 billion at September 30, 2000. The decrease in total assets under management since September 30, 2000 is primarily due to the decrease in assets managed in small capitalization growth equity-related disciplines. As of December 31, 2000, the Company had 31 advisory clients that maintained 41 investment advisory accounts, compared to 31 advisory clients that maintained 42 advisory accounts as of December 31, 1999.

Operating income of the Company's asset management operations for the year ended December 31, 2000 increased 62.4% to $4.7 million from $2.9 million in 1999 as a result of the growth in small capitalization growth equity-related assets under management during the first nine months of 2000. Revenues and operating income of asset management are likely to decline in future periods in 2001 as compared to comparable periods in 2000 due to the decrease in small capitalization growth equity-related assets under management and continued decreased performance of the small capitalization growth equity markets generally.

During the year ended December 31, 2000, expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, increased 13.5% to $41.8 million from $36.8 million in 1999. These expenses were 47.7% of commission revenues in 2000, as compared to 44.2% in 1999. These expenses increased as a percentage of commission revenues primarily due to the timing of research expense incurred relative to the receipt of commissions earned during the year ended December 31, 2000 and decrease in execution only brokerage commissions earned during 2000.

Clearing, floor brokerage and exchange charges decreased 15.4% to $9.0 million in 2000 from $10.6 million in 1999. These expenses represented 10.3% of commission revenues in 2000 and 12.8% of commission revenues in 1999. The decrease in these expenses as a percentage of commission revenues was due primarily to a reduction in the Company's cost of execution and settlement of U.S. equity transactions, coupled with an increase in the percentage of commissions earned on transactions executed in the Hong Kong market, which cost less to execute than comparable trades in other Asian markets.

Employee compensation increased 10.3% to $26.4 million for the year ended December 31, 2000 from $23.9 million in 1999. This resulted primarily from an increase in discretionary and performance-based bonus compensation expense for the year ended December 31, 2000.

All other expenses increased 3.3% to $12.0 million for the year ended December 31, 2000 from $11.6 million in 1999 due to increased marketing expenses and interest expenses related to the clearing and settlement of brokerage transactions, offset by the absence in 2000 of expenses related to Year 2000 issues incurred in 1999.

Net investment income and other for the year ended December 31, 2000 increased to $7.8 million, as compared to

$2.3 million in 1999. This increase resulted primarily from $4.6 million in realized and unrealized gains earned on the Hong Kong and London shares received by the Company in the second half of 2000.

YEAR ENDED DECEMBER 31, 1999 VERSUS DECEMBER 31, 1998

The Company's operating income for the year ended December 31, 1999 increased 22.3% to $8.7 million, as compared to $7.1 million in 1998. The increase in operating income for the year ended December 31, 1999 was primarily attributable to an increase in operating income from international brokerage operations to $0.5 million from a loss of $0.9 million during 1998 and a 13.8% increase in operating income from asset management operations. The Company's net income for the year ended December 31, 1999 increased 36.1% to $6.4 million, as compared to $4.7 million in 1998. Net income increased at a higher rate than operating income due to a 79.4% increase in investment income and other, coupled with a decrease in the Company's overall tax rate in 1999. The decrease in the tax rate was attributable to an increase in income derived from the Company's operations in Hong Kong, which is taxed at a lower rate than income earned in the U.S.

Operating revenues increased 9.3% to $91.8 million for the year ended December 31, 1999 from $83.9 million during the same period in 1998. This resulted primarily from a 6.5% increase in operating revenues from domestic brokerage operations and a 19.4% increase in operating revenues from international brokerage operations. Operating revenues from international brokerage operations represented 21.1% of operating revenues during the year ended December 31, 1999, as compared to 19.4% during the same period in 1998. Commission revenues from international brokerage operations represented 23.3% of the Company's total commissions during the year ended December 31, 1999, as compared to 21.3% in 1998. Operating revenues from asset management for the year ended December 31, 1999 increased 10.1% to $8.3 million, as compared to $7.6 million for 1998.

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

Operating income from international brokerage operations increased to $0.5 million for the year ended December 31, 1999, as compared to an operating loss of $0.9 million in 1998. Operating income of international brokerage operations for the year ended December 31, 1999 included non-recurring operating expenses of approximately $0.3 million related to the restructuring of the Company's brokerage operations in Tokyo, Japan, which was completed as of March 31, 1999.

Investment management fee revenues increased 10.1% to $8.3 million during the year ended December 31, 1999, as compared to $7.6 million in 1998. This increase in investment management fee revenues was due to an increase in the percentage of assets managed in small capitalization growth equity-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in Small Capitalization Growth Equities increased 71.9% to $1.2 billion as of December 31, 1999 (24.2% of total assets under management as of December 31, 1999) from $698.5 million (17.4% of total assets under management as of December 31, 1998), as a result of additional funds received from existing clients, as well as appreciation of existing assets. Total assets under management increased 23.3% to $4.96 billion as of December 31, 1999 from $4.02 billion as of December 31, 1998. Assets under management increased in 1999 due primarily to investment performance, the receipt of additional assets from existing Small Capitalization Growth Equity clients, and the development of two new small capitalization growth-related investment disciplines, Focused Growth Equities and Technology Growth, which together represented $181.1 million of assets under management at December 31, 1999. Operating income of the Company's asset management operations for the year ended December 31, 1999 increased 13.8% to $2.9 million from $2.5 million in 1998. As of December 31, 1999, the Company had 31 advisory clients which maintained 42 investment advisory accounts, as compared to 34 advisory clients that maintained 48 investment advisory accounts as of December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity remained very strong during 2000. At December 31, 2000, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $61.1 million, as compared to $54.8 million at December 31, 1999. Cash and equivalents increased to $34.7 million from $28.5 million in 1999. The principal source of cash in 2000 was net income from operations of $11.4 million. In addition, the Company increased its payable to brokers and dealers and accrued compensation payable by $12.3 million and $2.9 million, respectively, and decreased its receivable from correspondent broker dealers by $2.9 million (increasing liquidity). These items were offset by increases in receivable from customers and securities owned (net) of $12.1 million and $2.6 million, respectively (decreasing liquidity). The decrease in cash from investing activities was primarily attributable to the Company's $7.5 million investment in convertible notes ($7.9 million including acquisition costs) of InstiPro Group, Inc., which decreased liquidity. The decrease in cash from financing activities was primarily attributable to the purchase of 371,000 shares of the Company's Common Stock for $3.7 million, offset by the issuance of treasury stock of $0.2 million.

During the first six months of 2000, the Company liquidated its investment in a diversified portfolio of preferred stocks and U.S. Treasury futures to hedge the preferred stock positions. The $4.3 million received upon the liquidation of this investment was invested in U.S. Treasury securities and money market funds.

Through Axe-Houghton, the Company maintains investments in two equity limited partnerships. Axe-Houghton is the general partner of each of these investment limited partnerships. During 2000, Axe-Houghton reduced its investment in one of these partnerships by $400,000 from $654,776 (20.26%) at December 31, 1999 to $352,365 (11.5%) at December 31, 2000. The Company invested these funds in money market instruments.

In 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consists of convertible notes and warrants. The Company made an initial investment of $5 million on May 10, 2000, and two additional investments of $1.25 million each on September 6, 2000 and November 27, 2000. As of December 31, 2000, the Company owned notes convertible into approximately 34% of the outstanding stock of InstiPro Group, Inc. after dilution and warrants to purchase an additional 10%. The value of this investment including acquisition costs at December 31, 2000 was $7,944,273.

On January 10, 2001, the Company invested an additional $1.0 million in InstiPro Group in the form of a six-month bridge loan. Instinet Clearing Services, Inc. also invested $1.0 million in the form of a six-month bridge loan. These bridge loans are senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes, and rank pari passu with each other. The notes received by the Company and Instinet in connection with the bridge loans each are convertible into 400,000 shares at a purchase price in excess of that on the original convertible notes purchased by the Company. The total value of the Company's InstiPro investment (including acquisition costs) as of February 28, 2001 was $9,110,992, and the Company's notes are convertible into approximately 35% of the outstanding stock of InstiPro Group, after dilution.

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

During 1999, the Company reduced its investment in the diversified portfolio of preferred stocks and U.S. Treasury futures to hedge the preferred stock positions by $4.0 million. The funds previously invested in the diversified portfolio were invested in U.S Treasury securities and money market funds. The Company liquidated the remaining balance in this investment during the first four months of 2000.

The Company maintains overseas overdraft facilities as follows: (1) (Pound Sterling)750,000 ($1,121,000), which bears a variable rate of interest based upon prevailing market rates in the United Kingdom and Europe; (2) HK$50,000,000 ($6,410,000), which bears a variable rate of interest based upon current market rates in Hong Kong; (3) HK$100,000,000 ($12,820,000) and (Pound
Sterling)5,000,000 ($7,476,000) in intra-day overdraft facilities to facilitate the settlement of trades, each of which bears a variable rate of interest based upon current market rates; and (4) (Y)500,000,000 ($4,364,000) in an overnight Libor facility used to facilitate trades in Japanese securities. In addition, the Company maintains an $11,000,000 foreign exchange line for its trading operations in Hong Kong. No amounts were outstanding under these facilities at December 31, 2000. The amount outstanding under these facilities at December 31, 1999 was $20,553.

The Company believes that its current cash resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future needs. The Company from time to time considers various strategies to enhance stockholder value, including strategic alliances, investments and joint ventures, purchase, sale or merger transactions with other companies, and other similar transactions, which could potentially have an impact on liquidity and capital resources.

IMPACT OF INFLATION

The Company's business is not capital intensive, and management believes that the financial results as reported would not have been significantly affected had such results been adjusted to reflect the effects of inflation and price changes. However, inflation affects the cost of operations, particularly salaries and related benefits.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

At December 31, 2000 and 1999, the Company maintained investments in the following:

     o   Money market funds

     o   U.S. Government obligations

     o A diversified portfolio of investment grade preferred stock and U.S. Treasury futures to hedge the preferred stock positions (until April
         2000)

     o   One market-neutral limited partnership

     o   Two equity limited partnership investments managed by Axe-Houghton

     o   Convertible notes of InstiPro Group, Inc.

     o Common stock of the London Stock Exchange (the London shares) and the Hong Kong Exchanges and Clearing Limited (the Hong Kong shares) (since June 2000)

The diversified portfolio and the limited partnership investments are managed by professional money managers.

In addition, as a result of its daily brokerage activities, the Company may hold (normally overnight) long and short security positions. These positions, which are valued at market, are a result of trading errors that occur in the ordinary course of business. These positions are normally closed out during the next day of trading.

The market-neutral limited partnership makes investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies included relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading. The individual partnership investments made by the market-neutral limited partnership are not included in the analysis of market risk due to the unavailability of information about the underlying securities held by the partnership. The potential loss on the Company's investment in the market-neutral limited partnership is limited to the value of its limited partnership interest.

During the first four months of 2000, the Company liquidated its investment in the diversified portfolio of preferred stocks and U.S. Treasury futures to hedge the preferred stock positions. This investment portfolio, which was subject to interest rate risk, incurred investment losses of $0.3 million, offset by dividends and interest of $0.1 million, during 2000. The Company has invested the $4.3 million that it received upon liquidation of this portfolio in U.S. Treasury securities and money market funds, which are subject to interest rate risk.

During 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc. The investment consists of convertible notes (with a fixed rate of interest due quarterly in arrears) and a warrant. At December 31, 2000, the Company owned notes convertible into approximately 34% of the outstanding stock of InstiPro Group, Inc. after dilution and warrants to purchase an additional 10%. The value of this investment (including acquisition costs) as of December 31, 2000 was $7,944,273.

On January 10, 2001, the Company invested an additional $1.0 million in InstiPro Group, Inc. in the form of a six-month bridge loan. Instinet Clearing Services, Inc. also invested $1.0 million in the form of a six-month bridge loan. These bridge loans are senior to the other debt of InstiPro Group, Inc., including the Company's $7.5 million in convertible notes, and rank pari passu with each other. The notes received by the Company and Instinet in connection with the bridge loans each are convertible into 400,000 shares at a purchase price in excess of that on the original convertible notes purchased by the Company. The total value of the Company's InstiPro Group investment (including acquisition costs) as of February 28, 2001 was $9,110,992, and the Company's notes are convertible into approximately 35% of the outstanding stock of InstiPro Group, after dilution.

The investment in InstiPro Group is classified as "available for sale" as defined in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and is accounted for at fair market value, which approximates cost. This investment is subject to equity price, interest rate and credit risk. The InstiPro investment was made for strategic reasons in securities without a readily determined market value. Due to limitations on determining current market pricing, this investment was not included in the sensitivity analysis. The potential loss on this investment due to changes in market conditions is limited to the value of the investment (including acquisition costs). The

Company monitors its investment in InstiPro Group on a regular basis.

At December 31, 2000, the Company owned 177,000 Hong Kong shares with a market value of $0.4 million, and 100,000 London shares with a market value of $3.4 million. The Company's investments in the Hong Kong and London shares are valued at market, and are subject to both equity price and foreign exchange risk. The Company monitors these investments on a daily basis.

Through Axe-Houghton, the Company maintains investments in two equity limited partnerships. Axe-Houghton is the general partner of each of these investment limited partnerships. These partnership interests are accounted for under the equity method of accounting and are excluded from the market risk analysis.

The following paragraphs address the significant market risks associated with the Company's investments and related derivatives as of December 31, 2000 and 1999:

INTEREST RATE RISK. The Company's investment in the diversified portfolio of preferred stock was subject to interest rate risk. Changes in preferred stock prices closely correlate with interest rate fluctuations. This risk was mitigated by investments in financial futures contracts and options which were intended to hedge interest rate risk. If interest rates rise, the preferred stock portfolio will decline in value, but this decline should be offset by a profit earned on the financial futures or option position. Conversely, if interest rates decline, the value of the preferred stock portfolio should generally rise, but will be reduced by a loss on the financial futures or option positions. The manager of the Company's preferred stock portfolio was responsible for continually monitoring the hedge positions and adjusting them accordingly. The Company liquidated this investment during the first four months of 2000.

The Company's cash investments in U.S. Treasury obligations and the investment in InstiPro Group are subject to interest rate risk.

FOREIGN EXCHANGE RISK. The Company is exposed to foreign currency risk arising from exchange rate fluctuations on its foreign denominated bank accounts, which are used in its international brokerage operations and the investments in the Hong Kong and London shares. The Company's primary exposure is in U.K. Pounds Sterling and Hong Kong Dollars. The Company mitigates its foreign exchange exposure by maintaining foreign currency balances only to the extent necessary to meet the operational needs of its international subsidiaries and monitoring its investments in the Hong Kong and London shares on an ongoing basis.

EQUITY PRICE RISK. The Company is exposed to equity price risk as a result of changes in the level or volatility of equity prices which effect the value of securities or other investments that derive their value from a particular stock or investment. The Company's investments in the London and Hong Kong shares and InstiPro Group are subject to equity price risk. The Company monitors investments subject to equity price risk on an ongoing basis.

The Company is also exposed to equity price risk on long and short security positions held as a result of its daily brokerage activities. The Company does not engage in securities trading for its own account, but from time to time may hold either long or short security positions (normally overnight) as a result of trading errors that occur in the ordinary course of business. These positions are valued at market on a daily basis. The Company reduces its equity price risk by reviewing all trading activity and monitoring any open positions and resulting profits and losses on a daily basis, and by closing out these positions as soon as reasonably practicable given prevailing market conditions. The Company also obtains independent pricing of these positions from its clearing agent. The Company believes that these procedures are important in reducing its equity price risk.

RISK MEASUREMENT: SENSITIVITY ANALYSIS

The Company measures market risk related to its holdings of financial instruments based on changes in interest rates, foreign currency exchange rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis set forth below measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest rates, foreign currency exchange rates and equity prices. For the years ended December 31, 2000 and 1999, the Company performed sensitivity analyses with respect to the effects of changes in interest rates, foreign currency exchange rates and equity prices on its financial instruments. The sensitivity analysis has been prepared separately for each of the Company's market risk exposures (interest rate, foreign currency exchange, equity price) related to its trading (which consists of brokerage long and short security positions) and non-trading (which consists of financial instruments held for investment) financial instrument portfolios.

The potential loss in fair values is based on an immediate change in:

     o the net present values of the Company's interest rate sensitive investments resulting from a 10% change in interest rates;

     o the U.S. dollar equivalent balances of the Company's foreign currency exposures due to a 10% change in foreign currency exchange rates; and

     o the market value of the Company's equity positions due to a 10% change in equity prices.

The potential loss in cash flows and earnings is based on the change in the Company's cash flows and earnings over a one-year time horizon based on an immediate 10% change in interest rates, equity prices and foreign currency rates.

This sensitivity analysis is an estimate and should not be viewed as predictive of the Company's future financial performance, and there can be no assurance that the Company's actual losses in a particular year will not exceed the amounts indicated in the table below. Limitations in the analysis include:

     o the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis; and

     o the model assumes that the composition of the Company's assets and liabilities remains unchanged throughout the year.

Therefore, such models are tools and do not substitute for the experience and judgment of management.

Based on the Company's analyses of the impact of a hypothetical 10% change in interest rates, equity prices and foreign currency exchange rates, the Company has determined that such a change would not have a material impact on the fair values of the Company's non-trading interest rate sensitive portfolios but would have a material impact on the Company's earnings and cash flows as of December 31, 2000. Based on these analyses, the Company has determined that such a 10% change in interest rates equity prices and foreign currency rates would have a material impact on the fair values of the non-trading equity price sensitive portfolios and on the Company's cash flows and earnings as of December 31, 2000. However, the Company believes that it has adequate capital to absorb short-term market volatility. The table below shows the potential loss to fair values, earnings and cash flows of the Company's non-trading interest rate sensitive portfolios, trading equity price sensitive portfolios, and non-trading equity price risk portfolios, as of December 31, 2000 and 1999.

Non-Trading portfolio:  Potential Losses on Interest Rate Sensitive Portfolios

                                          2000                   1999
                                          ----                   ----
                  Fair values            $67,303                $161,581
                  Cash flows            $158,817                $467,908
                  Earnings              $158,817                $467,908

Non-Trading Portfolio: Potential Losses on Equity Price Risk Portfolios

                                          2000                   1999
                                          ----                   ----
                  Fair values           $380,596                $      0
                  Cash flows            $380,596                $      0
                  Earnings              $380,596                $      0

Trading Portfolio: Potential Losses on Equity Price Risk Portfolios

                                          2000                   1999
                                          ----                   ----
                  Fair values            $7,989                $322,651
                  Cash flows             $7,989                $322,651
                  Earnings               $7,989                $322,651

Based upon the Company's analyses, a hypothetical 10% change in equity prices would not have a material impact on the fair value of the Company's trading equity price portfolio or on the Company's earnings or cash flows as of December 31, 2000.

In addition, a hypothetical 10% change in foreign currency exchange rates as of December 31, 2000 and December 31, 1999 would have resulted in a material loss of $646,563 and $323,016, respectively, in the fair values of the Company's foreign currency instruments and would not have had a material effect on the cash flows and earnings of the Company as of those dates.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements on Page F-1 in Item 14. The Company's Consolidated Financial Statements are incorporated by reference in response to this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Information concerning directors and executive officers of the Registrant is contained under the captions, "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation
-------------------------------

Information concerning executive compensation is contained under the caption, "Compensation of Executive Officers" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference. Information concerning compensation of directors is contained under the caption, "Proposal I - Compensation of Directors" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is contained under the caption, "Ownership of Common Stock of Certain Beneficial Owners and Management" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Information concerning certain relationships and related transactions is contained under the caption, "Interest of Management in Certain Transactions" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

     (a) The following documents are filed as a part of this report.

         (1) Financial statements - The index to consolidated financial statements and supplementary financial data appears on page F-1.

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

             *10.4 Employment Agreement, dated as of January 1, 2000, between the Registrant and Fredric P. Sapirstein. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

             *10.5 Employment Agreement, dated as of March 29, 1999, between Hugh Humfrey and Hoenig & Company Limited. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

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

             *10.12 Amended and Restated 1996 Long-Term Stock Incentive Plan.
                    (Incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders held on May 18, 2000.)

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

     -----------------
     *  Identifies a management contract or compensatory plan or arrangement.

             *10.17 Employment Agreement, dated as of April 9, 1998, between
                    Seth M. Lynn, Jr. and Axe-Houghton Associates, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

              10.18 Employment Agreement dated December 1997, as amended January
                    1999, between Robin N. Kerr and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.)

              10.19 Employment Agreement Extension and Amendment, dated October
                    4, 2000, between Robin N. Kerr and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.)

              10.20 Employment Agreement dated December 1997, as amended January
                    1999, between Ellen W. Adnopoz and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.)

              10.21 Employment Agreement Extension and Amendment, dated October
                    4, 2000, between Ellen W. Adnopoz and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.)

              21.1  Subsidiaries of the Registrant.

              23.1  Independent Auditors' Consent.

     (b) Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

        -----------------
        *  Identifies a management contract or compensatory plan or arrangement.

                                HOENIG GROUP INC.
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA



FINANCIAL STATEMENTS                                                       PAGE
                                                                           ----
Independent Auditors' Report                                               F-2

Consolidated Financial Statements:

     Statements of Financial Condition
        December 31, 2000 and December 31, 1999                            F-3

     Statements of Income
        For the Years Ended December 31, 2000, 1999 and 1998               F-4

     Statements of Comprehensive Income
        For the Years Ended December 31, 2000, 1999 and 1998               F-5

     Statements of Changes in Stockholders' Equity
        For the Years Ended December 31, 2000, 1999 and 1998               F-6

     Statements of Cash Flows
        For the Years Ended December 31, 2000, 1999 and 1998               F-7

     Notes to Consolidated Financial Statements                     F-8 - F-19

Supplementary Financial Data

     Selected Quarterly Financial Data (Unaudited)                        F-20

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hoenig Group Inc.:

We have audited the accompanying consolidated statements of financial condition of Hoenig Group Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hoenig Group Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 19, 2001

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                                                         2000                      1999
                                                                         ----                      ----
ASSETS
Cash and equivalents                                                 $34,734,141                $28,554,972
U.S. Government obligations, at market value                          16,564,070                 15,088,027
Receivables from correspondent brokers and dealers                     5,219,773                  8,076,725
Receivables from customers                                            14,413,380                  2,269,191
Equipment, furniture and leasehold improvements,
  net of accumulated depreciation and amortization                     2,197,032                  1,909,907
Investment in convertible notes                                        7,944,273                         --
Securities owned, at market value                                      3,825,818                  4,964,494
Exchange memberships, at cost                                          1,061,976                  1,321,235
Investment management fees receivable                                  2,039,301                  1,927,869
Deferred research/services expense                                     2,143,272                  1,094,074
Investment in limited partnerships                                     1,748,025                  1,869,014
Other assets                                                           3,582,411                  3,432,104
                                                                     -----------                -----------

Total Assets                                                         $95,473,472                $70,507,612
                                                                     ===========                ===========


LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                    $11,089,212                 $8,595,219
Accrued compensation                                                  12,816,415                  9,963,838
Payable to brokers and dealers                                        14,829,591                  2,543,174
Payable to customers                                                   2,591,962                  2,087,767
Accrued expenses                                                       1,533,554                  1,423,831
Securities sold not yet purchased                                         60,064                  3,287,061
Bank loan payable                                                             --                     20,553
Other liabilities                                                      2,211,022                  1,333,330
                                                                     -----------                -----------

Total Liabilities                                                     45,131,820                 29,254,773
                                                                     -----------                -----------

STOCKHOLDERS' EQUITY
Common Stock $0.01 par value per share;
Voting- authorized 40,000,000 shares, issued
- 10,911,350 shares in 2000 and 10,895,150 shares in 1999                109,114                    108,952
Additional paid in capital                                            28,307,983                 27,991,857
Accumulated other comprehensive loss                                    (163,034)                  (873,016)
Retained earnings                                                     42,684,035                 31,253,880
                                                                     -----------                -----------
                                                                      70,938,098                 58,481,673
Less restricted stock                                                   (225,000)                  (225,000)
Less treasury stock at cost - 3,007,259
  shares in 2000 and 2,739,845 shares in 1999                        (20,371,446)               (17,003,834)
                                                                     -----------                -----------
Total Stockholders' Equity                                            50,341,652                 41,252,839
                                                                     -----------                -----------
Total Liabilities and Stockholders' Equity                           $95,473,472                $70,507,612
                                                                     ===========                ===========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ARE AN INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                2000                 1999                  1998
                                                                ----                 ----                  ----
Operating Revenues
  Gross commissions                                       $ 87,690,254          $ 83,386,112          $ 76,234,097
  Investment management fees                                11,989,032             8,333,334             7,568,122
  Other                                                        431,998                66,607               141,962
                                                          ------------          ------------          ------------
  Total operating revenues                                 100,111,284            91,786,053            83,944,181
                                                          ------------          ------------          ------------

Expenses
  Clearing, floor brokerage and exchange charges             9,002,584            10,643,545             9,542,635
  Employee compensation                                     26,380,491            23,918,673            21,983,653
  Independent research and other services                   41,832,179            36,846,459            33,656,253
  Tokyo office closing                                       1,013,519                  --                    --
  Other                                                     12,024,464            11,644,874            11,619,379
                                                          ------------          ------------          ------------

  Total expenses                                            90,253,237            83,053,551            76,801,920
                                                          ------------          ------------          ------------

Operating Income                                             9,858,047             8,732,502             7,142,261

Investment Income and Other
  Interest and dividends                                     3,101,012             2,157,235             1,861,714
  Gain (loss) on investments and other                       4,716,549               138,911              (581,529)
                                                          ------------          ------------          ------------
  Net investment income and other                            7,817,561             2,296,146             1,280,185
                                                          ------------          ------------          ------------

  Income before income taxes                                17,675,608            11,028,648             8,422,446
  Provision for income taxes                                 6,245,453             4,651,328             3,736,727
                                                          ------------          ------------          ------------
  Net income                                              $ 11,430,155          $  6,377,320          $  4,685,719
                                                          ============          ============          ============

  Net income per share basic                              $       1.41          $        .74          $        .53
                                                          ============          ============          ============

  Net income per share diluted                            $       1.26          $        .67          $        .50
                                                          ============          ============          ============


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ARE AN INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                        2000                1999                1998
                                                        ----                ----                ----
Net income                                        $ 11,430,155         $  6,377,320        $  4,685,719
                                                  ------------         ------------        ------------

Other comprehensive (loss) income,
  net of tax

     Foreign currency translation adjustment           (34,849)              24,902              79,092
       Tax (benefit) expense                           (13,155)              14,168              32,807
                                                  ------------         ------------        ------------
Other comprehensive (loss) income                      (21,694)              10,734              46,285
                                                  ------------         ------------        ------------

Comprehensive income                              $ 11,408,461         $  6,388,054        $  4,732,004
                                                  ============         ============        ============










           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ARE AN INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                Accumulated Other
                                      Additional                                  Comprehensive
                           Common       Paid In       Retained        Treasury       Income        Restricted
                            Stock       Capital       Earnings          Stock        (Loss)           Stock           Totals
                            -----       -------       --------          -----        ------           -----           ------
Balance, January 1, 1998   $108,098   $26,628,159  $20,190,841     $(6,471,342)   $(930,035)       $   -           $39,525,721


Net income                                           4,685,719                                                       4,685,719
Employee stock options and
  purchase plans                364       446,693                                                                      447,057
Purchase of treasury stock                                          (5,478,302)                                     (5,478,302)
Issuance of treasury stock                (73,374)                     714,079                                         640,705
Issuance of restricted stock              300,000                                                   (150,000)          150,000
 Foreign currency translation
    adjustment                                                                       46,285                             46,285
                           --------   -----------  -----------    ------------    ---------        ---------       -----------

Balance, December 31, 1998  108,462    27,301,478   24,876,560     (11,235,565)    (883,750)        (150,000)       40,017,185

Net income                                           6,377,320                                                       6,377,320
Employee stock options and
  purchase plans                490       514,227                                                                      514,717
Purchase of treasury stock                                          (6,127,084)                                     (6,127,084)
Issuance of treasury stock               (123,848)                     358,815                                         234,967
Issuance of restricted stock              300,000                                                    (75,000)          225,000
Foreign currency translation
  adjustment                                                                         10,734                             10,734
                           --------   -----------  -----------    ------------    ---------        ---------       -----------

Balance, December 31, 1999  108,952    27,991,857   31,253,880     (17,003,834)    (873,016)        (225,000)       41,252,839

Net income                                          11,430,155                                                      11,430,155
Employee stock options and
  purchase plans                162       157,651                                                    150,000           307,813
Purchase of treasury stock                                          (3,710,547)                                     (3,710,547)
Issuance of treasury stock               (141,525)                     342,935                                         201,410
Issuance of restricted stock              300,000                                                   (150,000)          150,000
Foreign currency translation
  adjustment                                                                        709,982                            709,982
                           --------   -----------  -----------    ------------    ---------        ---------       -----------

Balance December 31, 2000  $109,114   $28,307,983  $42,684,035    $(20,371,446)   $(163,034)       $(225,000)      $50,341,652
                           ========   ===========  ===========    ============    =========        =========       ===========


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ARE AN INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                   2000                  1999                1998
                                                                   ----                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $11,430,155           $6,377,320          $4,685,719
    Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization                                  1,149,641            1,104,257           1,262,500
  Loss on disposal of fixed assets                                  80,340                7,556             420,225
  Foreign currency translation adjustment                          709,981               10,734              46,285
  Issuance of stock compensation                                   157,651              514,717             447,057
  Issuance of restricted stock                                     150,000               75,000                   -
    Changes in assets and liabilities:
  Securities owned, net                                         (2,641,376)           2,681,585             690,945
  Receivable from correspondent brokers and dealers              2,856,952              102,800          (1,341,877)
  Receivable from customers                                    (12,144,189)         (2,190,327)           3,952,625
  Investment management fees receivable                           (111,432)              35,505            (665,690)
  Payable to customers                                             504,195              399,469             785,384
  Deferred research/services expense                            (1,049,198)              59,787             (83,782)
  Other assets                                                    (510,883)             300,091            (759,603)
  Payable to brokers and dealers                                12,286,417            2,273,177          (4,309,683)
  Accrued research/services payable                              2,493,993           (3,332,547)          3,586,291
  Accrued compensation                                           2,852,577            2,646,026           1,616,420
  Accrued expenses                                                 109,723              (50,647)            745,752
  Other liabilities                                                877,692              689,327            (512,307)
                                                               -----------           ----------          ----------
Net cash provided by operations                                 19,202,239           11,703,830          10,566,261
                                                               -----------           ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                     (1,476,043)          (4,178,961)          6,845,671
  Investment in limited partnerships                               120,989            3,474,773          (4,709,929)
  Investment in securities                                         553,055            4,657,808          (7,727,497)
  Investment in convertible notes                               (7,944,273)                  --                  --
  Investment in exchange membership                                247,379                   --                  --
  Purchase of equipment, furniture
     and leasehold improvements                                 (1,144,650)            (956,738)         (1,180,011)
                                                               -----------           ----------          ----------
  Net cash (used in) provided by investing activities           (9,643,543)           2,996,882          (6,771,766)
                                                               -----------           ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable                                                     (20,553)              20,553                   -
  Issuance of restricted stock                                     150,000              150,000             150,000
  Treasury stock purchased                                      (3,710,547)          (6,127,084)         (5,478,302)
  Issuance of treasury stock                                       201,573              234,967             640,705
                                                               -----------           ----------          ----------
  Net cash (used in) financing activities                       (3,379,527)          (5,721,564)         (4,687,597)
                                                               -----------           ----------          ----------

  Net increase (decrease) in cash and equivalents                6,179,169            8,979,148            (893,102)
  Cash and equivalents beginning of year                        28,554,972           19,575,824          20,468,926
                                                               -----------           ----------          ----------

  Cash and equivalents end of year                             $34,734,141          $28,554,972         $19,575,824
                                                               ===========          ===========         ===========
Supplemental disclosure of cash flow information:
  Interest paid:                                                  $754,998             $177,712            $160,540
  Taxes paid:                                                   $5,189,418           $4,054,997          $4,240,580




           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ARE AN INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2000

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

2. SIGNIFICANT ACCOUNTING POLICIES. The following is a summary of significant accounting policies followed by the Company in the preparation of its Consolidated Financial Statements:

Transactions in securities owned and securities sold, not yet purchased are recorded on a trade date basis at fair value. U.S. Government obligations consist of U.S. Treasury notes with varying maturities. Included in securities owned are the shares of common stock of the Hong Kong Exchanges and Clearing Limited (the "Hong Kong shares") and shares of common stock of the London Stock Exchange (the "London shares"), which are valued at market. Unrealized gains and losses are reflected in the Consolidated Statements of Income.

Independent research and directed brokerage arrangements are accounted for on an accrual basis in accordance with accounting principles generally accepted in the United States of America. Commission revenue is recorded when earned on a trade date basis. Deferred research/services expense and accrued research/services payable relating to these arrangements are accounted for on a customer-by-customer basis and are separately identified in the Consolidated Statements of Financial Condition. Included in accrued research/services payable and in the Company's Consolidated Statements of Income under independent research and services are accruals for commission refunds and services to be provided under directed brokerage arrangements, as well as accruals for research and brokerage services to be provided under independent research arrangements.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during those periods. Significant estimates are made with respect to the accruals for independent research and services to be provided in the future. Actual results could differ from those estimates.

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

Assets and liabilities of Limited, Far East and Hoenig's branch office in Tokyo (through June 2000) are translated at year-end rates of exchange, and revenues and expenses are translated at average rates of exchange during the year. Gains or losses from foreign currency transactions are included in net income. Gains or losses resulting from foreign currency translation adjustments are reflected in the Company's Consolidated Statements of Comprehensive Income and are accumulated in a separate component of stockholders' equity in the Company's Consolidated Statements of Financial Condition.

For purposes of the Company's Consolidated Statement of Cash Flows, the Company considers certificates of deposit with maturities of three months or less when acquired to be cash equivalents.

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

The Company has classified goodwill as the cost in excess of fair value of the net assets acquired in a purchase transaction. Goodwill is amortized on a straight-line method over the life of the asset. The carrying value of costs in excess of net assets acquired is reviewed for impairment periodically by the Company. As of December 31, 2000 and 1999, goodwill net of accumulated amortization was $813,197 and $1,173,773, respectively, and is included in other assets in the Statements of Financial Condition.

The Financial Accounting Standards Board ("FASB"), has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

3. EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

                                                            DECEMBER 31,
                                                            ------------
                                                        2000          1999
                                                        ----          ----

Equipment                                          $ 3,995,502    $ 3,503,972
Furniture                                            1,097,560        889,830
Leasehold Improvements                               1,217,326      1,195,144
                                                   -----------    -----------
Total                                              $ 6,310,388    $ 5,588,946
Less:  Accumulated depreciation and amortization    (4,113,356)    (3,679,039)
                                                   -----------    -----------
                                                   $ 2,197,032    $ 1,909,907
                                                   ===========    ===========

4. COMMITMENTS AND CONTINGENCIES. The Company has leases covering office space that expire or are terminable on various dates beginning in June 2001 through June 2005. The Company also leases 575 square feet of office space on a month-to-month basis. Future minimum annual rental payments under these leases approximate $992,000 in 2001, $523,000 in 2002, $110,000 in 2003 and $122,000 in
2004 and thereafter. The lease on the Company's principal offices in Rye Brook expires in May 2002. Various leases contain provisions for escalation of rental payments based on increases in certain costs incurred by the landlord. The composition of total rental expense for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                2000             1999             1998
                                ----             ----             ----
Minimum rentals              $1,020,805       $  805,515       $  921,000
Contingent rentals              111,992          284,620          168,000
                             ----------       ----------       ----------
Total rental expense         $1,132,797       $1,090,135       $1,089,000
                             ==========       ==========       ==========


Pursuant to employment agreements expiring on December 31, 2001, the Company is obligated to pay one employee and two executive officers aggregate minimum compensation of $1,825,000. In addition, Hoenig has an at-will employment arrangement with one employee, which provides for a severance payment in the event of termination of employment without cause prior to December 31, 2002. The maximum severance payable under this arrangement at December 31, 2000 is approximately $800,000, but decreases over time.

In October 2000, Axe-Houghton entered into new employment arrangements with the employees who are responsible for managing small capitalization growth equity-related disciplines. These new arrangements expire January 1, 2003, subject to a three-year extension in the event of a change in control. Under these arrangements, Axe-Houghton is obligated to pay two individuals aggregate minimum compensation of $1.2 million per year. In addition, in the event of a change in control (as defined) of the small capitalization growth equity business, Axe-Houghton or the Company, Axe-Houghton would be required to pay these individuals an aggregate amount equal to 37.5% of the value of the small capitalization growth equities business (as defined) in equal installments (plus 90% of the interest on any unpaid installments) over three years following such a change in control, subject to forfeiture by the employees in the event of certain terminations of employment. These arrangements also provide for increased variable, performance-based compensation which, assuming current levels of activity, will result in increased compensation expense as compared to prior years. In addition, Axe-Houghton is obligated to pay two other individuals aggregate minimum annual compensation of $555,000 pursuant to employment agreements expiring on April 8, 2002.

The Company and each of the holders of Common Stock outstanding prior to the Company's 1991 initial public offering have entered into a shareholder's agreement whereby, upon the death of each such holder, the shareholder's estate has an option to sell those shares of Common Stock to the Company at a price equal to 10% below the market value of these shares, as defined. The Company is obligated to purchase the number of shares of Common Stock which results in an aggregate purchase price equal to the greater of any insurance proceeds received by the Company or $1,000,000. The Company maintains life insurance on the lives of shareholders owning more than 350,000 shares of Common Stock and certain other shareholders who are parties to the shareholder's agreement in order to cover its potential liability under the shareholder's agreements. The cash surrender value of these insurance policies was $872,178 and $740,664 at December 31, 2000 and 1999, respectively.

5. NET CAPITAL AND RESERVE REQUIREMENTS. Hoenig is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that Hoenig maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 2000, Hoenig's minimum required net capital was $1,130,000, its net capital ratio was 1.35 to 1, and its actual net capital was approximately $12,532,000, which was approximately $11,402,000 in excess of regulatory requirements. Limited is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at December 31, 2000 was (Pound Sterling) 680,000 ($1,371,000). It had eligible capital of (Pound Sterling)1,597,000 ($2,388,000), and excess financial resources at such date of (Pound Sterling) 917,000 ($1,371,000). Far East is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of the average quarterly liabilities. Far East's required liquid capital was approximately HK$7,556,000 ($969,000) at December 31, 2000, and it had liquid capital of HK$75,420,000 ($9,669,000), and excess liquid capital of approximately HK$67,864,000 ($8,700,000).

6. PENSION PLANS. The Company has defined contribution plans covering substantially all of its regular employees. Company contributions under these plans are made annually at the discretion of management. Contributions were approximately $605,000 for 2000, $557,000 for 1999 and $524,000 for 1998.

7. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK. Hoenig, Far East and Limited are securities broker-dealers engaged in various trading and brokerage activities on behalf of institutional customers, including insurance companies, pension plans, investment limited partnerships and private investment funds, mutual funds, and other financial institutions on an agency and riskless principal basis only. Their exposure to off balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill its obligations arising from a transaction. Each of Hoenig and Limited has an agreement with its clearing agent that provides that it is obligated to assume any losses related to the nonperformance of its customers. Hoenig and Limited each monitors customer brokerage activity by reviewing information received from their clearing agent on a daily basis. Far East, which self-clears all transactions executed on The Stock Exchange of Hong Kong, monitors its customer brokerage activity by reviewing information received from market counterparties, settlement agents and the Central Clearing and Settlement System ("CASS") in Hong Kong on a daily basis.

8. FINANCIAL INSTRUMENTS. Substantially all of the Company's financial instruments, which include cash and cash equivalents, securities owned, securities sold not yet purchased and U.S. Government obligations, are carried at fair value. The Company does not hold financial instruments for trading purposes as part of its business operations.

During the period ended December 31, 2000, the Company maintained a diversified portfolio of investment grade preferred stock and U.S. Treasury futures used to hedge the preferred stock positions. This investment, which was liquidated during the first four months of 2000, was managed by a professional money manager and used or included derivative financial instruments for the purpose of reducing exposure to certain investment risks, including interest rate fluctuations. This investment was accounted for at fair market value based upon available market information and valuations received from the manager. Changes in fair market value, as well as gains or losses resulting from termination or maturity of these instruments, were recognized as gains or losses on investments in the periods in which they occurred.

When the Company liquidated this investment, it incurred a realized loss of $0.3 million that was partially offset by dividend and interest income of $0.1 million. The value of this investment was $4,359,018 at December 31, 1999.

9. SECURITIES RECEIVED IN FOREIGN SECURITIES EXCHANGES. In June 2000, the Company received 805,000 Hong Kong shares in connection with its ownership of a seat on The Stock Exchange of Hong Kong. In July 2000, the Company received 100,000 London shares in connection with its ownership of a seat on the London Stock Exchange. As of December 31, 2000, the Company owned 177,000 Hong Kong shares and 100,000 London shares.

The value of the Hong Kong and London shares, which are accounted for at fair market value, was $406,202 and $3,399,760, respectively, as of December 31, 2000, and is included in securities owned in the Consolidated Statements of Financial Condition.

Included in investment income and other is $4.6 million of realized ($1.8 million) and unrealized ($2.8 million) gains earned on these shares for the year ended December 31, 2000.

10. INVESTMENT IN LIMITED PARTNERSHIPS. Axe-Houghton is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were $352,365 (11.5%) and $26,067 (0.41%) at December 31, 2000 and $654,776 (20.26%) and $65,412 (0.51%) at December 31,
1999. During the third quarter 2000, Axe-Houghton reduced its investment in one of the partnerships by $400,000. The Company invested these funds in money market instruments. Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

The Company also maintains an investment in an unaffiliated multi-manager, market-neutral limited partnership. This multi-manager limited partnership, which is managed by a professional money manager, makes investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies include relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading. The Company's investment in this unaffiliated partnership as of December 31, 2000 and 1999 was $1.4 million and $1.1 million respectively, which represented less than a 5% interest in the partnership. The potential loss on the Company's investment in the market-neutral limited partnership is limited to the value of its limited partnership interest. This investment is accounted for at fair value.

11. INCOME TAXES. The Company, excluding its foreign affiliates, files consolidated federal and combined New York State and New York City income tax returns. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Income from operations before provision for taxes on income consists of the following:

                                                                 2000          1999           1998
                                                                 ----          ----           ----
Domestic                                                      $12,544,255   $ 9,599,586    $ 7,718,709
Foreign                                                         5,131,353     1,429,062        703,737
                                                              -----------   -----------    -----------
                                                              $17,675,608   $11,028,648    $ 8,422,446
                                                              ===========   ===========    ===========

The provision for taxes on income from operations consists of the following:


                                                                 2000          1999           1998
                                                                 ----          ----           ----
Current tax expense
   Federal                                                    $ 3,726,803   $ 3,034,646    $ 2,525,506
   State and local                                              1,411,951     1,220,701      1,090,174
   Foreign                                                        924,005       387,130        196,651
                                                              -----------   -----------    -----------
   Total current provision                                      6,062,759     4,642,477      3,812,331
                                                              -----------   -----------    -----------

Deferred tax expense (benefit)
   Federal                                                        135,255        10,243        (53,202)
   State and local                                                 47,439        (1,392)       (22,402)
                                                              -----------   -----------    -----------
   Total Deferred                                                 182,694         8,851        (75,604)
                                                              -----------   -----------    -----------
   Total Provision                                            $ 6,245,453   $ 4,651,328    $ 3,736,727
                                                              ===========   ===========    ===========


Deferred tax assets and liabilities consist of the following:


                                                                 2000            1999            1998
                                                               ASSETS          ASSETS          ASSETS
                                                         (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                                         -------------   -------------   -------------
Deferred assets and liabilities
   Fixed assets                                            $ 142,100       $ 195,984      $ 169,119
   Accrued compensation                                         --               370         32,988
   Investments                                                  --              --           61,935
   Other                                                      17,224           1,157         34,343
                                                           ---------       ---------      ---------
   Gross deferred assets                                     159,324         197,511        298,385

Deferred tax liabilities - investments                       (61,406)       (176,303)      (258,290)
Accrued compensation                                        (189,399)           --             --
Other                                                        (35,082)        (45,651)       (32,882)
                                                           ---------       ---------      ---------
Net deferred taxes (payable) receivable                    $(126,563)      $ (24,443)     $   7,213
                                                           =========       =========      =========


The provision for taxes on income for the years ended December 31, 2000, 1999 and 1998 differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:

                                                                 2000          1999           1998
                                                                 ----          ----           ----
Computed tax provision                                        $ 6,009,707   $ 3,749,740    $ 2,863,632
State and local taxes, net of Federal benefit                     931,887       805,663        704,729
Differential on foreign tax rates                                (820,654)      (98,751)       (42,620)
Other                                                             124,513       194,676        210,986
                                                              -----------   -----------    -----------
Totals                                                        $ 6,245,453   $ 4,651,328    $ 3,736,727
                                                              ===========   ===========    ===========

Effective tax rate                                                   35.3%         42.2%          44.3%
                                                              ===========   ===========    ===========



At December 31, 2000, the Company had approximately $7.9 million of accumulated earnings of foreign subsidiaries. The Company has not recorded a tax provision for income tax that could occur upon repatriation. It is the Company's intent to keep such earnings invested abroad until they can be repatriated in a tax efficient manner. It is not practicable to determine the amount of income taxes payable in the event all such earnings are repatriated.

12. INVESTMENT IN CONVERTIBLE NOTES. On May 10, 2000, the Company committed to make a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consists of convertible notes (with interest due quarterly in arrears) and a warrant. The Company made an initial investment of $5.0 million on May 10, 2000 and additional investments of $1.25 million on September 6, 2000 and $1.25 million on November 27, 2000. As of December 31, 2000, the Company owned notes convertible into approximately 34% of the outstanding stock of InstiPro Group, Inc. and warrants to purchase an additional 10%.

The investment in InstiPro is classified as "available for sale" as defined in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and is carried at fair market value, which approximates cost. Net unrealized gains and losses on the investment are reportable in a separate component of stockholders' equity until realized. The value of the investment in InstiPro (including acquisition costs) at December 31, 2000 was $7,944,273.

13. TOKYO OFFICE CLOSING. In June 2000, the Company closed its Tokyo brokerage operations. As a result of the closing, the Company incurred a one-time charge to earnings of $1,013,519 before taxes and $589,767 ($0.07 per share basic and $0.06 per share diluted) after taxes. Included in the one-time charge was recognition of the foreign currency translation loss of $0.7 million, which was previously reflected in the Company's financial statements as a reduction of stockholders' equity, and $0.3 million of severance, termination fees and other administrative costs relating to the closing of the Tokyo brokerage office.

14. SHORT-TERM BORROWINGS. The Company maintains overseas overdraft facilities as follows: (1) (Sterling pound)750,000 ($1,121,000), which bears a variable rate of interest based upon prevailing market rates in the United Kingdom and Europe; (2) HK$50,000,000 ($6,410,000), which bears a variable rate of interest based upon current market rates in Hong Kong; (3) HK$100,000,000 ($12,820,000) and (Pound Sterling)5,000,000 ($7,476,000) in intra-day overdraft facilities to facilitate the settlement of trades in Asian and European markets, each of which bears a variable rate of interest based upon current market rates; and (4)
(Y)500,000,000 ($4,364,000) in an overnight Libor facility used to facilitate trades in Japanese securities. In addition, the Company maintains an $11,000,000 foreign exchange line for its trading operations in Hong Kong. There were no amounts outstanding under these facilities as of December 31, 2000. The amount due under these facilities at December 31, 1999 was $20,553.

15. SEGMENT REPORTING. The FASB has issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", to assist financial statement users in assessing the performance of an enterprise and prospects for future cash flows, and to make informed decisions about the enterprise. The Company has three reportable operating segments: domestic brokerage, international brokerage and asset management. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States), and international (United Kingdom, Hong Kong and, through June 2000, Tokyo) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer. The Company's wholly-owned asset management subsidiary provides professional investment management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its U.S. office.

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

The following table illustrates significant financial data for each reportable segment:


                                             DOMESTIC           INTERNATIONAL          ASSET
2000                                         BROKERAGE            BROKERAGE         MANAGEMENT          TOTAL
                                             ---------            ---------         ----------          -----
Revenues from external customers          $75,187,032           $12,935,220         $11,989,032     $100,111,284
Segment operating income (loss)(1)         11,353,470            (1,222,688)          4,692,451       14,823,233
Interest and investment income(2)           1,479,062             5,292,680             323,055        7,094,797
Interest expense                              450,073               336,350                  --          786,423
Depreciation and amortization                  38,203               145,075              32,201          215,479
Segment assets                             35,319,618            36,021,371           8,932,779       80,273,768



                                             DOMESTIC            INTERNATIONAL            ASSET
1999                                        BROKERAGE                BROKERAGE         MANAGEMENT          TOTAL
                                            ---------                ---------         ----------          -----
Revenues from external customers          $64,054,036              $19,398,683         $8,333,334    $91,786,053
Segment operating income                   10,002,244                  480,165          2,889,304     13,371,713
Interest and investment income              1,276,943                  486,837            172,700      1,936,480
Interest expense                               94,206                  147,803                 --        242,009
Depreciation and amortization                  36,752                  275,900             24,252        336,904
Segment assets                             34,646,118               20,184,247          7,061,458     61,891,823


                                             DOMESTIC            INTERNATIONAL            ASSET
1998                                        BROKERAGE                BROKERAGE         MANAGEMENT          TOTAL
                                            ---------                ---------         ----------          -----
Revenues from external customers          $60,132,665              $16,243,394         $7,568,122    $83,944,181
Segment operating income  (loss)           10,617,793                  (939,290)        2,539,375     12,217,878
Interest and investment income                790,976                  430,775            175,206      1,396,957
Interest expense                               94,292                   94,803                 --        189,095
Depreciation and amortization                  39,863                  299,168             36,194        375,225
Segment assets                             32,558,465               14,795,567          5,984,872     53,338,904


Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                                  2000                        1999                     1998
                                                  ----                        ----                     ----
OPERATING REVENUES:
Domestic brokerage                             $75,187,032                $64,054,036              $60,132,665
International brokerage                         12,935,220                 19,398,683               16,243,394
Asset management                                11,989,032                  8,333,334                7,568,122
                                              ------------              -------------            -------------
Total Operating Revenues                       100,111,284                $91,786,053              $83,944,181
                                               ===========                ===========              ===========

OPERATING PROFIT OR LOSS:
Domestic brokerage                              11,353,470                $10,002,244              $10,617,793
International brokerage(1)                     (1,222,688)                    480,165                 (939,290)
Asset management                                 4,692,451                  2,889,304                2,539,375
General corporate                               (4,965,186)                (4,639,211)              (5,075,617)
                                                -----------                ----------              ---------- -
Total operating income                           9,858,047                  8,732,502                7,142,261
Interest and investment income(2)                7,817,561                  2,296,146                1,280,185
                                             -------------              -------------             ------------
Income before income taxes                     $17,675,608                $11,028,648               $8,422,446
                                               ===========                ===========               ==========

                                                  2000                        1999                     1998
                                                  ----                        ----                     ----
ASSETS:
Domestic brokerage                             $35,319,618                $34,646,118              $32,558,465
International brokerage                         36,021,371                 20,184,247               14,795,567
Asset management                                 8,932,779                  7,061,458                5,984,872
General corporate                               12,982,557                  6,163,377                7,562,438
Unallocated goodwill                               813,197                  1,173,773                1,534,349
Unallocated fixed assets                         1,403,950                  1,278,639                  903,848
                                             -------------              -------------           --------------
Total                                          $95,473,472                $70,507,612              $63,339,539
                                               ===========                ===========              ===========


(1) Included in international brokerage operating income (loss) for the year ended December 31, 2000 is a $1,013,519 one-time charge related to the closing of the Company's Tokyo brokerage operations in June 2000.

(2) Included in interest and investment income of international brokerage for the year ended December 31, 2000 is $4,646,428 of realized and unrealized gains related to the ownership of the Hong Kong shares and the London shares.

No one single customer accounted for greater than 10% of total revenues for any of the years ended December 31, 2000, 1999 and 1998.

16. STOCKHOLDERS' EQUITY. The Company, which was incorporated in Delaware in August 1991, has 40,000,000 authorized shares of Common Stock with a par value of $0.01 per share and 1,000,000 authorized shares of preferred stock with a par value of $0.01 per share.

The Board of Directors of the Company (the "Board") has the power, without further action by the stockholders, to issue 1,000,000 shares of preferred stock as a class without series, or in one or more series, and to fix the voting rights, designations, preferences and relative participating, optional and other special rights, and the qualifications, limitations and restrictions applicable thereto. At December 31, 2000, no preferred stock had been issued.

On November 4, 1999, the Company's Board authorized the Company's management to repurchase up to one million shares of the Company's Common Stock from time to time in open-market and privately negotiated transactions subject to the availability of shares for repurchase at prices that the Company considers to be attractive. This repurchase program replaced the 1998 repurchase program, under which the Company had purchased a total of 397,462 shares as of November 4, 1999.

During 2000, the Company repurchased 371,000 shares of its Common Stock at an aggregate cost of $3.7 million. As of December 31, 2000, the Company had repurchased a total of 3,279,962 shares of Common Stock under its various stock repurchase programs. The total cost of all purchases under the repurchase programs and the purchase of 650,000 shares from the Estate of Ronald H. Hoenig in December 1995 (net of 922,703 shares issued out of treasury stock) has been $20,371,446. These shares were repurchased for use in connection with the Company's stock compensation plans.

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

17. STOCK-BASED AWARDS. The Company has a compensation plan that provides for stock-based awards. The Amended and Restated 1996 Long-Term Stock Incentive Plan (the "Amended 1996 Plan") provides for the Company to award or grant to directors, officers and other key employees and consultants of the Company and its subsidiaries, U.S. stock options, U.K. stock options, stock appreciation rights, restricted stock, deferred stock and stock granted as a bonus or in lieu of other awards as authorized by the Compensation and Stock Option Committee of the Board. The original 1996 Plan was adopted by the Board on November 14, 1996, and approved at the 1997 Annual Meeting of Stockholders. Upon approval of the original 1996 Plan, two earlier stock option plans were merged into the 1996 Plan, and no new awards have since been issued under those plans. At the 2000 Annual Meeting of Stockholders, the Company's stockholders approved the Amended 1996 Plan, which among other things, increased the number of shares of common stock reserved for issuance under the Plan by 1,000,000 shares. The total number of shares issuable under the Amended 1996 Plan when approved was 3,988,000 shares, 2,000,000 shares issuable under the Amended 1996 Plan plus (1) 1,988,000 of shares of stock that would have been issuable under the two earlier stock option plans, and (2) shares issuable under canceled and expired stock options. The Amended 1996 Plan provides for the issuance of U.S. stock options (which may be either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified stock options) and U.K. stock options. The Amended 1996 Plan has been approved by the United Kingdom Board of Inland Revenue under the Income and Corporation Taxes Act of 1988. Each of the two earlier stock option plans initially provided for the issuance of up to 1,000,000 shares of Common Stock in connection with the grant of U.S. stock options (which were either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified stock options) and U.K. stock options. Stock options granted under the Company's plans generally vest over a one to three-year period and expire 5-10 years from the date of grant.

Transactions related to U.S. incentive stock options and U.K. stock options granted under the Company's plans were as follows:

                                                                                    WEIGHTED           NUMBER
                                            NUMBER OF      EXERCISE PRICE            AVERAGE          OF SHARES
                                             SHARES           PER SHARE          EXERCISE PRICE      EXERCISABLE
                                             ------           ---------          --------------      -----------
Outstanding at January 1, 1998               673,501      $3.625 -  5.00             $4.63             319,224
                                                                                                       =======
       Granted                                37,500       6.188 -  7.063             6.25
       Canceled or expired                   (59,329)                                 4.91
       Exercised                            (132,420)      3.813 -  5.225             4.83
                                            --------       --------------             ----

Outstanding at December 31, 1998             519,252       3.625 -  7.063             4.66             339,092
                                                                                                       =======
       Granted                               172,500       6.50                       6.50
       Canceled or expired                      (500)                                 3.88
       Exercised                             (32,251)      3.813 -  6.50              4.91
                                             -------       -------------              ----

Outstanding at December 31, 1999             659,001       3.625 -  7.063             5.13             423,171
                                                                                                       =======
       Granted                               104,500       9.437                      9.437
       Canceled or expired                  (51,666)                                  8.15
       Exercised                            (32,000)       4.00  -  6.50              5.40
                                            --------       -------------              -----

Outstanding at December 31, 2000             679,835      $3.625 -  9.437            $5.55             489,003
                                             =======      ===============             ====             =======

Transactions related to U.S. non-qualified stock options granted under the Company's plans were as follows:


                                                                                    WEIGHTED           NUMBER
                                            NUMBER OF      EXERCISE PRICE            AVERAGE          OF SHARES
                                             SHARES           PER SHARE          EXERCISE PRICE      EXERCISABLE
                                             ------           ---------          --------------      -----------
Outstanding at January 1, 1998               910,499      $0.10  -  6.00            $4.48              132,444
                                                                                                       =======
       Granted                               280,000       6.188 -  6.75             6.32
       Canceled or expired                    (3,333)                                0.10
       Exercised                              (1,667)      0.10                      0.10
                                              ------       ---------------           ----

Outstanding at December 31, 1998           1,185,499       0.10  -  6.75             4.93              739,611
                                                                                                       =======
       Granted                               202,000       6.375 -  9.563            6.71
       Canceled or expired                   (16,667)                                6.69
       Exercised                             (13,333)      3.625 -  6.688            5.76
                                             -------       --------------            ----

Outstanding at December 31, 1999           1,357,499        .10  -  9.563            5.17              940,333
                                                                                                       =======
       Granted                               437,500       9.00  - 10.688            9.86
       Canceled or expired                  (40,833)                                 5.69
       Exercised                            (14,000)        .10  -  6.75             2.04
                                            --------        ------------             ----

Outstanding at December 31, 2000           1,740,166    $.10     - 10.688           $6.36            1,084,001
                                           =========    =================           =====            =========

U.S. incentive stock options and U.K. stock options outstanding at December 31, 2000 were as follows:


                                                                                WEIGHTED               NUMBER OF
                                                         NUMBER OF               AVERAGE                 SHARES
                                                          SHARES             EXERCISE PRICE            EXERCISABLE
                                                          ------             --------------            -----------
Price Range $3.625 - 3.875                                131,334                 $3.64                  131,334
       (Weighted average contractual life 5.58 yrs)
Price Range $4.00 - 4.75                                  197,167                  4.15                  180,501
       (Weighted average contractual life 5.34 yrs)
Price Range $6.19 - 6.50                                  279,334                  6.46                  162,668
       (Weighted average contractual life 7.64 yrs)
Price Range $7.063 - 9.437                                 72,000                  9.36                   14,500
                                                           ------                  ----                   ------
       (Weighted average contractual life 9.02 yrs)
Total                                                     679,835                 $5.55                  489,003
                                                          =======                 =====                  =======

U.S. non-qualified stock options outstanding at December 31, 2000 were as follows:

                                                                                WEIGHTED                NUMBER OF
                                                         NUMBER OF               AVERAGE                 SHARES
                                                          SHARES             EXERCISE PRICE            EXERCISABLE
                                                          ------             --------------            -----------

Price $0.10                                                 6,666                 $0.10                    6,666
       (Weighted average contractual life .12 yrs)
Price Range $3.625 - 4.75                                 320,000                  3.70                  320,000
       (Weighted average contractual life 5.21 yrs)
Price Range $5.00 - 6.00                                  525,000                  5.05                  525,000
       (Weighted average contractual life 5.85 yrs)
Price Range $6.188 - 6.75
       (Weighted average contractual life 7.53 yrs)       431,000                  6.33                  224,335
Price $9.00 - 10.688
       (Weighted average contractual life 8.96 yrs)       457,500                  9.85                    8,000
                                                       ----------                ------             ------------
       Total                                            1,740,166                 $6.36                1,084,001
                                                        =========                 =====                =========



At December 31, 2000, U.S. incentive stock options and U.K. stock options to purchase 679,835 shares were outstanding, but due to vesting requirements, options to purchase 190,832 shares were not exercisable at December 31, 2000. At December 31, 2000, U.S. non-qualified stock options to purchase 1,740,166 shares were outstanding, but due to vesting requirements, options to purchase 656,165 shares were not exercisable at December 31, 2000.

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

                                                   2000                      1999                    1998
                                                   ----                      ----                    ----

      Net Income - as reported               $11,430,155                 $6,377,320             $4,685,719
                                             ===========                 ==========             ==========

      Net Income - pro forma                 $10,668,937                 $5,719,349             $3,877,826
                                             ===========                 ==========             ==========

      Earnings per share basic - as reported       $1.41                       $.74                   $.53
                                                   =====                       ====                   ====

      Earnings per share diluted - as reported     $1.26                       $.67                   $.50
                                                   =====                       ====                   ====

      Earnings per share basic - pro forma         $1.32                       $.67                   $.44
                                                   =====                       ====                   ====

      Earnings per share diluted - pro forma       $1.18                       $.60                   $.41
                                                   =====                       ====                   ====

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the period:

                                                   2000                      1999                    1998
                                                   ----                      ----                    ----
      Risk free interest rate                      5.07%                      6.47%                  4.75%
      Dividend yield                                   -                          -                      -
      Expected life of option                    5 years                    5 years                5 years
      Expected volatility                    19.4%-42.0%                48.1%-67.3%            24.6%-39.9%


DEFERRED STOCK. During 1997, the Company granted 107,000 shares of deferred stock to certain employees of the Company under the 1996 Plan. The deferred stock granted vested equally over a three-year period. The Company recorded compensation expense over the vesting period based upon the fair market value of the stock at the time of the grant. No shares of deferred stock were granted during 1998, 1999 or 2000.

Transactions related to deferred stock were as follows:

                                                      VALUE AT THE
                                         NUMBER OF       DATE OF       SHARES
                                          SHARES          GRANT        VESTED
                                          ------          -----        ------
Outstanding at January 1, 1998           95,000         $5.25-6.25
       Granted                              -                -
       Canceled                          (5,000)           6.25
                                         ------           -----

Outstanding at December 31, 1998         90,000           $5.25        30,000
                                                                       ======
       Granted                              -
       Canceled                             -                -
                                         ------           -----

Outstanding at December 31, 1999         90,000           $5.25        60,000
                                                                       ======
       Granted                              -                -
       Canceled                             -                -
                                         ------           -----        ------

Outstanding at December 31, 2000         90,000           $5.25        90,000
                                         ======           =====        ======

RESTRICTED STOCK. During 1998, 1999 and 2000, the Company issued, 41,380, 32,432 and 27,586 shares of restricted Common Stock, respectively, to certain employees of the Company under the Amended 1996 Plan. The restricted stock issued vests 50% on the date of grant and 25% on each of the next two anniversaries of the grant date. The Company records compensation expense over the vesting period based upon the fair market value at the time of grant.

18. STOCK PURCHASE PLAN. The Company adopted the 1996 Employee Stock Purchase Plan on May 15, 1996. The plan allows eligible employees of the Company and its U.S. subsidiaries to purchase shares of the Company's Common Stock at 85% of the fair market value at specified dates. At December 31, 2000, 68 employees were eligible to participate in the 1996 Employee Stock Purchase Plan. During 2000, a total of 16,200 shares of Common Stock were purchased at an average price of $8.00 per share. During 1999, a total of 45,300 shares of Common Stock were purchased at an average price of $6.39 per share. During 1998, a total of 36,000 shares were purchased at an average price of $5.65 per share.

In November 1997, the Company adopted the 1997 Foreign Employee Stock Purchase Plan, which is a corollary to the Company's 1996 Employee Stock Purchase Plan. At December 31, 2000, 26 employees were eligible to participate in the 1997 Foreign Employee Stock Purchase Plan. During 2000, there were no shares of Common Stock purchased under the 1997 Foreign Employee Stock Purchase Plan. During 1999, a total of 2,000 shares of Common Stock were purchased under the 1997 Foreign Employee Stock Purchase Plan at an average price of $6.96 per share. During 1998, a total of 400 shares of Common Stock were purchased at an average price of $6.06 per share.

The maximum number of shares of Common Stock issuable under these two stock purchase plans is 500,000. At December 31, 2000, 300,200 shares remain available for issuance under these plans.

19. EARNINGS PER SHARE. The FASB has issued SFAS 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations of basic and diluted earnings per share:


                                                       2000                      1999                    1998
                                                       ----                      ----                    ----
Net income available to common stockholders       $11,430,155               $ 6,377,320               $ 4,685,719

Weighted average shares outstanding                 8,096,469                 8,570,936                 8,808,765

Effect of dilutive instruments

 Employee stock awards                                940,358                   924,528                   637,247
                                                  -----------               -----------               -----------

Total weighted average dilutive shares              9,036,827                 9,495,464                 9,446,012

Basic earnings per share                          $      1.41               $       .74               $       .53
                                                  ===========               ===========               ===========
Diluted earnings per share                        $      1.26               $       .67               $       .50
                                                  ===========               ===========               ===========


Stock options on the following number of shares were anti-dilutive and were not included in the calculation above: 2000 - 187,500 shares, 1999 - 20,000 shares, and 1998 - 0 shares.

20. SUBSEQUENT EVENTS

On January 10, 2001, the Company invested an additional $1.0 million in InstiPro Group, Inc. in the form of a six-month bridge loan. Instinet Clearing Services, Inc. also invested $1.0 million in the form of a six-month bridge loan on January 10, 2001. These bridge loans are senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes, and rank pari passu with each other. The notes received by the Company and Instinet in connection with the bridge loans are each convertible into 400,000 shares at a purchase price per shares in excess of that of the original convertible notes purchased by the Company. As of February 28, 2001, the total value of the Company's InstiPro investment (including acquisition costs) was $9,110,992, and the Company's notes are convertible into approximately 35% of the outstanding stock of InstiPro Group, after dilution.

On March 22, 2001, the company sold 25,000 shares of the London Stock Exchange Shares. As of March 22, 2001 the value of the remaining London and Hong Kong Stock Exchange shares was $3.5 million.






                                   *  *  *  *

                                HOENIG GROUP INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)
                     (in thousands except per share amounts)


                                                            THREE MONTHS ENDED

                                                       ADJUSTED                 ADJUSTED                ADJUSTED
                               MARCH 31     JUNE 30     JUNE 30     SEPT. 30    SEPT. 30     DEC. 31     DEC. 31
                                 2000        2000       2000(1)       2000       2000(1)      2000       2000(1)
                                 ----        ----       -------       ----       -------      ----       -------
Operating revenues             $26,615     $24,266     $24,266      $22,529     $22,529     $26,702     $26,702
Operating income                 2,549       1,989       3,006        2,154       2,154       3,166       3,163
Income before income taxes       3,112       3,454       3,634        7,748       3,052       3,362       4,244
Net income                       1,804       2,401       2,149        5,267       1,896       1,959       2,517
Net income per share basic        0.22        0.29        0.26         0.65        0.24        0.25        0.32
Net income per share diluted      0.20        0.27        0.24         0.58        0.21        0.22        0.28


                                                            THREE MONTHS ENDED

                                        MARCH 31         JUNE 30       SEPT. 30        DEC. 30
                                          1999            1999           1999           1999
                                          ----            ----           ----           ----
Operating revenues                        $20,621      $24,430        $21,823         $24,912
Operating income                            1,558        2,622          2,236           2,317
Income before income taxes                  2,255        3,204          2,581           2,988
Net income                                  1,218        1,870          1,534           1,755
Net income per share basic                   0.14         0.22           0.18            0.21
Net income per share diluted                 0.13         0.20           0.16            0.18


(1) Financial data before the Tokyo charge and the appreciation in market value of, and the realized gains on, the Hong Kong and London shares.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Hoenig Group Inc.

                                            By: /s/ Fredric P. Sapirstein
                                            -----------------------------
                                            Fredric P. Sapirstein
                                            Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                                           DATE

/s/ Fredric P. Sapirstein          Chairman, Chief Executive                 March 22, 2001
-------------------------          Officer and Director
Fredric P. Sapirstein


/s/ Alan B. Herzog                 Chief Operating Officer,                  March 22, 2001
------------------                 Principal Financial/Accounting
Alan B. Herzog                     Officer and Director


/s/ Max H. Levine                  Executive Vice President                  March 22, 2001
-----------------                  and Director
Max H. Levine


/s/ Kathryn L. Hoenig              General Counsel,                          March 22, 2001
---------------------              Secretary and Director
Kathryn L. Hoenig


/s/ Robert L. Cooney               Director                                  March 22, 2001
--------------------
Robert L. Cooney


/s/ Martin F.C. Emmett             Director                                  March 22, 2001
----------------------
Martin F.C. Emmett


/s/ Robert Spiegel                 Director                                  March 22, 2001
------------------
Robert Spiegel

                                  EXHIBIT INDEX

Exhibit No.        Description

   21.1            Subsidiaries of the Registrant.

   23.1            Independent Auditors' Consent.