Form 10-Q
period 2001-03-31
HOENIG GROUP INC
filed 2001-05-15
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             -------------------------------------------------------

For Quarter Ended:                     Commission File Number:  000-19619
March 31, 2001

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

Yes [X] No [ ]

As of May 14, 2001, there were 7,904,091 shares of common stock, par value $0.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

        Unaudited Consolidated Statements of Financial Condition -
        March 31, 2001 and December 31, 2000                                   1

        Unaudited Consolidated Statements of Income -
        Three Months Ended March 31, 2001 and 2000                             2

        Unaudited Consolidated Statements of Comprehensive Income -
        Three Months Ended March 31, 2001 and 2000                             3

        Unaudited Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 2001 and 2000                             4

        Notes to Unaudited Consolidated Financial Statements                 5-8

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations                 9-13

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                               13-14

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                   15

  Signatures                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2001 AND DECEMBER 31, 2000


                                                        (UNAUDITED)
ASSETS                                                 MARCH 31, 2001    DEC. 31, 2000
                                                       --------------    -------------
Cash and equivalents                                    $ 25,136,993      $ 34,734,141
U.S. Government obligations, at market value              16,645,955        16,564,070
Receivables from correspondent brokers and dealers         6,673,528         5,219,773
Receivables from customers                                 6,145,692        14,413,380
Equipment, furniture and leasehold improvements,
   net of accumulated depreciation and amortization        2,119,505         2,197,032
Investment in convertible notes                                 --           7,944,273
Securities owned, at market value                          3,398,393         3,825,818
Exchange memberships, at cost                              1,056,036         1,061,976
Investment management fees receivable                      1,905,440         2,039,301
Deferred research/services expense                         2,741,242         2,143,272
Investment in limited partnerships                         1,800,292         1,748,025
Other assets                                               4,777,377         3,582,411
                                                        ------------      ------------
   Total Assets                                         $ 72,400,453      $ 95,473,472
                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                       $ 12,012,611      $ 11,089,212
Accrued compensation                                       2,792,891        12,816,415
Payable to brokers and dealers                             6,448,799        14,829,591
Payable to customers                                       2,187,404         2,591,962
Accrued expenses                                           1,213,414         1,533,554
Securities sold, but not yet purchased                       757,500            60,064
Other liabilities                                            285,598         2,211,022
                                                        ------------      ------------
   Total Liabilities                                    $ 25,698,217      $ 45,131,820
                                                        ------------      ------------

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share;
Voting-authorized 40,000,000 shares, issued
   10,911,350 shares in 2001 and 2000                        109,114           109,114
Additional paid in capital                                28,300,330        28,307,983
Accumulated other comprehensive loss                        (264,837)         (163,034)
Retained earnings                                         39,212,806        42,684,035
                                                        ------------      ------------
                                                          67,357,413        70,938,098
Less restricted stock                                       (187,500)         (225,000)
Less treasury stock at cost - 3,008,259
   shares in 2001 and 3,007,259 shares in 2000           (20,467,677)      (20,371,446)
                                                        ------------      ------------
Total Stockholders' Equity                                46,702,236        50,341,652
                                                        ------------      ------------
Total Liabilities and Stockholders' Equity              $ 72,400,453      $ 95,473,472
                                                        ============      ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                          ---------

OPERATING REVENUES                                  2001            2000
                                                    ----            ----
 Gross commissions                              $ 22,312,172    $ 23,413,235
 Investment management fees                        2,060,069       3,143,834
 Other                                               126,951          57,475
                                                ------------    ------------
     Total operating revenues                     24,499,192      26,614,544

EXPENSES
Clearing, floor brokerage and
      exchange charges                             2,569,206       2,549,154
 Employee compensation                             6,016,400       6,841,859
 Independent research and other services          11,572,974      11,707,682
 Other                                             2,723,255       2,967,101
                                                ------------    ------------
     Total expenses                               22,881,835      24,065,796
                                                ------------    ------------

Operating Income                                   1,617,357       2,548,748

INVESTMENT (LOSS) INCOME AND OTHER
 Interest and dividends                              872,158         598,900
 Other                                               828,215         (35,475)
 Write-off of investment in convertible notes     (9,292,407)           --
                                                ------------    ------------
 Net investment (loss) income and other           (7,592,034)        563,425
                                                ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES                 (5,974,677)      3,112,173
(Benefit) Provision for income taxes              (2,503,448)      1,308,000
                                                ------------    ------------
 Net (Loss) Income                              ($ 3,471,229)   $  1,804,173
                                                ============    ============

 NET (LOSS) INCOME PER SHARE
       Basic                                    $      (0.44)   $       0.22
                                                ============    ============
       Diluted                                  $      (0.44)   $       0.20
                                                ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
          Basic                                    7,906,795       8,174,541
                                                ============    ============
          Diluted                                  7,906,795       9,055,846
                                                ============    ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,

                                                   2001           2000
                                                   ----           ----
Net (loss) income                              $(3,471,229)     1,804,173
                                               -----------    -----------

Other comprehensive (loss),
     net of tax

     Foreign currency translation adjustment      (171,390)       (26,702)
     Tax (benefit)                                 (69,587)        (9,843)
                                               -----------    -----------
     Other comprehensive (loss)                   (101,803)       (16,859)

Comprehensive (loss) income                    $(3,573,032)   $ 1,787,314
                                               ===========    ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,

                                                           2001            2000
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                    $ (3,471,229)   $  1,804,173
 Adjustments to reconcile net (loss) income
   to net cash (used in) operating activities:
  Depreciation and amortization                            326,825         255,554
  Loss on disposal of fixed assets                            --             4,286
Foreign currency translation adjustment                   (101,803)        (16,859)
  Issuance of restricted stock                              37,500          37,500
  Investment in convertible notes                        7,944,273            --
Changes in assets and liabilities:
  Securities owned, net                                    687,510      (2,636,904)
  Receivable from correspondent brokers and dealers     (1,453,755)     (9,557,636)
  Receivable from customers                              8,267,688       1,663,661
  Investment management fees receivable                    133,861        (516,696)
  Payable to customers                                    (404,558)      8,769,349
  Deferred research/services expense                      (597,970)       (611,575)
  Other assets                                          (1,285,110)       (391,326)
  Payable to brokers and dealers                        (8,380,792)     (1,427,151)
  Accrued research/services payable                        923,399       1,690,681
  Accrued compensation                                 (10,023,524)     (6,377,254)
  Accrued expenses                                        (320,140)       (188,997)
  Other liabilities                                     (1,925,424)        670,942
                                                      ------------    ------------
Net cash (used in) operations                           (9,643,249)     (6,828,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                (81,885)      2,608,777
  Investment in limited partnerships,                      (52,267)       (128,453)
  Investment in securities                                 437,351       2,480,804
  Purchases of equipment, furniture and leasehold
     improvements                                         (153,214)       (342,696)
                                                      ------------    ------------
Net cash provided by investing activities                  149,985       4,618,432

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of treasury stock                                28,150            --
  Treasury stock purchased                                (132,034)        (70,000)
  Issuance of common stock                                    --             6,482
  Short-term bank loan payable                                --           794,125
                                                      ------------    ------------
Net cash (used in) provided by financing activities       (103,884)        730,607

  Net decrease in cash and equivalents                  (9,597,148)     (1,479,213)
  Cash and equivalents beginning of period              34,734,141      28,554,972
                                                      ------------    ------------

  Cash and equivalents end of period                  $ 25,136,993    $ 27,075,759
                                                      ============    ============
  Supplemental disclosure of cash flow information:
         Interest paid                                $     84,094    $    200,979
                                                      ============    ============
         Taxes paid                                   $    674,802    $    228,922
                                                      ============    ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company") as of March 31, 2001 and December 31, 2000, and the results of its operations, changes in comprehensive income and changes in cash flows for the three months ended March 31, 2001 and 2000. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of operating results for the full year.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1), which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At March 31, 2001, Hoenig's minimum required net capital was approximately $779,000, its net capital ratio was .81 to 1, and its actual net capital was approximately $14,460,000, which was approximately $13,681,000 in excess of regulatory requirements. Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at March 31, 2001 was approximately (Pound Sterling)646,000 ($916,000); it had eligible capital of approximately (Pound Sterling)1,606,000 ($2,276,000), and excess financial resources at such date of approximately (Pound Sterling)960,000 ($1,360,000). Hoenig (Far East) Limited ("Far East") is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$14,136,000 ($1,812,000) at March 31, 2001, and it had actual liquid capital of approximately HK$75,725,000 ($9,708,000) and excess liquid capital of approximately HK$61,589,000 ($7,896,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.

Axe-Houghton Associates, Inc., the Company's wholly-owned asset management subsidiary ("Axe-Houghton"), is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 11.5% ($349,572) and 0.41% ($21,487) at March 31, 2001, and 11.5% ($352,365) and 0.41% ($26,067) at December 31, 2000.
Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

The Company also maintains an investment in an unaffiliated multi-manager, market-neutral limited partnership, which is managed by a professional money manager. The Company's investment represented less than a 5% interest in the partnership at March 31, 2001 and is accounted for at fair market value. The value of this investment was $1.4 million at both March 31, 2001 and December 31, 2000.

NOTE 4 - SECURITIES RECEIVED IN FOREIGN SECURITIES EXCHANGES.

In June 2000, the Company received 805,000 shares of common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong ("Hong Kong shares"). In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange ("London shares"). As of March 31, 2001, the Company owned 177,000 Hong Kong shares and 75,000 London shares.

The value of the Hong Kong and London shares, which are accounted for at fair market value, was $0.3 million and $3.1 million, respectively, as of March 31, 2001, and is included in securities owned in the unaudited consolidated statements of financial condition.

Included in investment income and other is $0.7 million of realized and unrealized gains earned on these shares for the three months ended March 31, 2001.

NOTE 5 - FINANCIAL INSTRUMENTS.

The Financial Accounting Standards Board ("FASB"), has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

NOTE 6 - EARNINGS PER SHARE.

The FASB has issued SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations and diluted earnings per share for the periods indicated:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,

                                                         2001           2000
                                                         ----           ----
Net (loss) income available to common stockholders   $(3,471,229)   $ 1,804,173

       Weighted average shares outstanding             7,906,795      8,174,541
       Effect of dilutive instruments
         Employee stock awards(1)                           --          881,305
                                                     -----------    -----------
       Total weighted average diluted shares           7,906,795      9,055,846
                                                     -----------    -----------

Basic (loss) earnings per share                           ($0.44)         $0.22
                                                          ======          =====
Diluted (loss) earnings per share                         ($0.44)         $0.20
                                                          ======          =====

--------
(1) In computing earnings per share resulting in a net loss, common stock equivalents are not included in the calculation as it would result in anti-dilution.

NOTE 7 - SEGMENT REPORTING.

The FASB has issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," to assist financial statement users in assessing the performance of an enterprise and its prospects for future cash flows, and to make informed decisions about the enterprise. The Company has three reportable operating segments: domestic brokerage, international brokerage and asset management. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States), and international (United Kingdom, Hong Kong (and Tokyo through June 30, 2000)) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer. The Company's wholly-owned asset management subsidiary provides professional investment management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its U.S. office.

The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes to the Company's segment presentation in 2001. The Company evaluates performance based upon operating income or loss, not including interest and investment income, as well as certain allocations of intercompany expenses. The Company does not allocate certain corporate assets (goodwill and certain fixed assets) to its reportable segments.

The following table illustrates significant financial data for each reportable segment for the periods indicated:

THREE MONTHS ENDED                       DOMESTIC              INTERNATIONAL
MARCH 31, 2001                           BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
------------------------                 ---------               ---------        ----------             -----
Revenues from external customers          $19,730,817           $2,708,306         $2,060,069        $24,499,192
Segment operating income (loss)             2,241,640            (188,025)            550,007          2,603,622
Segment assets                             33,227,041           26,723,451          4,199,961         64,150,453

THREE MONTHS ENDED                       DOMESTIC              INTERNATIONAL
MARCH 31, 2000                           BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
------------------------                 ---------               ---------        ----------             -----
Revenues from external customers          $18,876,594           $4,594,116         $3,143,834        $26,614,544
Segment operating income                    2,086,615              321,540          1,308,853          3,717,008
Segment assets                             30,592,448           27,985,448          7,623,213         66,201,109

Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                               2001              2000
                                                               ----              ----
OPERATING REVENUES:
Domestic brokerage                                          $19,730,817        $18,876,594
International brokerage                                       2,708,306          4,594,116
Asset management                                              2,060,069          3,143,834
                                                            -----------        -----------
Total operating revenues                                    $24,499,192        $26,614,544
                                                            ===========        ===========

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                2001                 2000
                                                                ----                 ----
OPERATING INCOME(LOSS):
Domestic brokerage                                           $2,241,640            2,086,615
International brokerage                                        (188,025)             321,540
Asset management                                                550,007            1,308,853
General corporate                                              (986,265)          (1,168,260)
                                                            -----------           ----------
Total operating income                                        1,617,357            2,548,748
Net investment (loss) income and other(1)                    (7,592,034)             563,425
                                                            -----------           ----------
Income before income taxes                                  $(5,974,677)          $3,112,173
                                                            ============          ==========

(1) Included in net investment income & other is the $9,292,407 impairment write-off of the Company's investment in InstiPro Group, Inc.

NOTE 8 - INVESTMENT IN CONVERTIBLE NOTES

In 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consisted of convertible notes and a warrant. The Company made an initial investment of $5.0 million on May 10, 2000 and additional investments of $1.25 million on September 6, 2000 and $1.25 million on November 27, 2000. In addition, on January 10, 2001, the Company and Instinet Clearing Services, Inc. each made a $1.0 million investment in the form of a six-month bridge loan. These bridge loans, each of which are convertible into 400,000 shares, are senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes and rank pari passu with each other. As of March 31, 2001, the Company owned notes convertible into approximately 35% of the outstanding stock of InstiPro Group, Inc. after dilution and warrants to purchase an additional 10% after dilution. The investment in InstiPro is classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is carried at fair market value.

As of March 31, 2001, InstiPro has been unable to obtain additional capital needed to meet its operating and debt requirements. As a result, the Company incurred a one time write-off of $9,292,407 before taxes and $5,480,000 ($0.69 per share basic and $0.66 per share diluted) after taxes, representing the full value of the Company's investment in InstiPro Group, including acquisition costs and interest receivable on the convertible notes. The value of this investment (including acquisition costs and interest receivable) at December 31, 2000 was $7,944,273.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to future growth, industry consolidation, acquisition and expansion plans, strategic alliances, investments, joint ventures and other business combinations, plans to address various technology issues, market risk, the Company's investment activities and its equity capital requirements. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, changes in the worldwide business environment affecting internet and e-business companies, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, fluctuations in asset management performance, the Company's ability to recruit and retain highly skilled employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

In June 2000, the Company received 805,000 shares of the common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong. In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange. As of March 31, 2001, the Company owned 177,000 Hong Kong shares valued at $0.3 million and 75,000 London shares valued at $3.1 million. The Company marks to market the Hong Kong and London shares. Fluctuations in the market values of these shares could have a material effect on the Company's investment income and other in future periods.

In 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consists of convertible notes and warrants. The Company made an initial investment of $5.0 million on May 10, 2000, and two additional investments of $1.25 million each on September 6, 2000 and November 27, 2000. In addition, on January 10, 2001, the Company and Instinet Clearing Services each invested $1.0 million in InstiPro Group, Inc. in the form of a six-month bridge loan. These bridge loans are senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes, and rank pari passu with each other. As of March 31, 2001 the total of the Company's InstiPro investment (including acquisition costs and accrued interest) before the write-off was $9,292,407 and the Company's notes are convertible into approximately 35% of the outstanding stock of InstiPro Group, after dilution and the warrants entitle the Company to purchase an additional 10% after dilution.

As of March 31, 2001, InstiPro has been unable to obtain additional capital needed to meet its operating and debt requirements. As a result, the Company has determined to take a one-time impairment write-off of $9,292,407 before taxes and $5,480,000 ($0.69 per share basic and $0.66 per share diluted) after taxes, representing the full value (including acquisition costs and accrued interest on the notes) of its investment in InstiPro Group. As a result of the write-off, the Company will no longer earn interest income on the convertible notes, which will result in decreased interest income in future periods, as compared to the prior year.

FINANCIAL RESULTS

The Company's financial results for the three months ended March 31, 2001, particularly investment income and other, net income and earnings per share, were affected adversely by the one-time $9.3 million ($5.5 million after taxes) impairment write-off of the Company's InstiPro Group, Inc. investment.

The Company's financial results before and after the impairment write-off as of March 31, 2001 is as follows:

Three Months Ended March 31,

                                             ACTUAL        ADJUSTED         ACTUAL
                                              2001          2001(1)          2000
                                              ----          -------          ----
Operating Revenues                         $24,499,192    $24,499,192     $26,614,544
Operating Income                             1,617,357      1,617,357       2,548,748
Net Investment (Loss) Income and Other      (7,592,034)     1,700,373         563,425
(Loss) Income Before Income Taxes           (5,974,677)     3,317,730       3,112,173
Net (Loss) Income                           (3,471,229)     2,008,771       1,804,173
Net (Loss) Income Per Share
    Basic                                       ($0.44)         $0.25           $0.22
    Diluted                                     ($0.44)         $0.22           $0.20

(1) Financial data excluding the $9.3 million ($5.5 million after tax) write-off of the Company's investment in InstiPro Group, Inc.

THREE MONTHS ENDED MARCH 31, 2001 VERSUS MARCH 31, 2000

The Company's operating income for the three months ended March 31, 2001 decreased 36.5% to $1.6 million from $2.5 million during the same period in 2000. Operating income for the three months ended March 31, 2001 includes a 7.4% increase in the operating income of the domestic brokerage operations, offset by a 58.0% decrease in the operating income of the asset management operations and an operating loss of $0.2 million in the international brokerage operations, as compared to operating income of $0.3 million during the first quarter 2000.

As a result of the $9.3 million ($5.5 million after taxes) impairment write-off of the InstiPro investment, the Company incurred a net loss of $3.5 million during the three months ended March 31, 2001, as compared to net income of $1.8 million during the same period in 2000. The Company's net income for the three months ended March 31, 2001, excluding the write-off of the InstiPro Group investment, increased 11.3% to $2.0 million, as compared to $1.8 million during the same period in 2000.

Operating revenues for the three months ended March 31, 2001 decreased 7.9% to $24.5 million from $26.6 million during the same period in 2000. This decrease resulted primarily from a 41.1% decrease in operating revenues from international brokerage operations and a 34.5% decrease in operating revenues from investment management, which more than offset a 4.5% increase in operating revenues from domestic brokerage operations.

Operating revenues from domestic brokerage operations for the three months ended March 31, 2001 increased 4.5% to $19.7 million, as compared to $18.9 million during the same period in 2000, due to increased trading activity. Operating income of the Company's domestic brokerage operations for the three months ended March 31, 2001 increased 7.4% to $2.2 million, as compared to $2.1 million during the same period in 2000, primarily due to the increase in commission revenues.

Operating revenues from international brokerage operations decreased 41.1% to $2.7 million for the three months ended March 31, 2001, as compared to $4.6 million during the same period in 2000, as a result of difficult global capital markets and a decline in commission revenues from existing customers. This decrease is primarily attributable to a (i) 50.0% decline in operating revenues of the United Kingdom brokerage operation, (ii) a 32.8% decrease in operating revenues from the Hong Kong brokerage operations, and (iii) the loss of approximately $0.2 million in revenues due to the closing of the Company's Tokyo brokerage operations in June 2000. International brokerage operations incurred an operating loss of $0.2 million for the three months ended March 31, 2001, as compared to operating income of $0.3 million during the same period in 2000, due to the decline in commission revenues.

Investment management fee revenues decreased 34.5% to $2.1 million during the three months ended March 31, 2001, as compared to $3.1 million during the same period in 2000. This decrease in investment management fee revenues is primarily due to a decrease in the percentage of assets managed in small capitalization growth equity-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in small capitalization growth equity-related disciplines decreased 53.0% to $0.8 billion as of March 31, 2001 (19.6% of total assets under management as of March 31, 2001) from $1.6 billion as of March 31, 2000 (31.4% of total assets under management as of March 31, 2000), as a result of decreases in investment performance and the withdrawal of assets during the fourth quarter 2000 and first quarter 2001. Total assets under management decreased 24.8% to $3.9 billion as of March 31, 2001 from $5.2 billion as of March 31, 2000. Total assets under management were $4.4 billion as of December 31, 2000. Axe-Houghton's two most recent small capitalization growth equity-related disciplines, Focused Growth Equities and Technology Growth, which together represented $297.1 million of assets under management as of March 31, 2000, decreased to $19.5 million at March 31, 2001 as a result of decreased investment performance and withdrawals of assets, including all assets managed in the Technology Growth discipline. Operating income of the Company's asset management operations for the three months ended March 31, 2001 decreased 58.0% to $0.6 million from $1.3 million during the same period in 2000, primarily as a result of the decrease in small capitalization growth equity-related assets under management.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended March 31, 2001 decreased 1.2% to $11.6 million from $11.7 million during the same period in 2000. These expenses were 51.9% of commission revenues during the three months ended March 31, 2001, as compared to 50.0% during the same period in 2000. These expenses increased as a percentage of commission revenues primarily due to the timing of research expense incurred relative to the receipt of commissions earned during the three months ended March 31, 2001.

Clearing, floor brokerage and exchange charges increased 0.8% to $2.6 million during the three months ended March 31, 2001, from $2.5 million during the same period in 2000. These expenses represented 11.5% of commission revenues during the three months ended March 31, 2001, as compared to 10.9% of commission revenues during the same period in 2000. The increase in these expenses as a percentage of commission revenues was primarily due to an increase in the percentage of commissions earned by the Company under correspondent broker arrangements where the Company executes trades on behalf of other brokers. The Company's profit margin under these arrangements is lower than on other types of brokerage services.

Employee compensation decreased 12.1% to $6.0 million for the three months ended March 31, 2001, from $6.8 million during the same period in 2000. This resulted primarily from a decrease in discretionary and performance-based bonus compensation expense for the three months ended March 31, 2001.

All other expenses decreased 8.2% to $2.7 million for the three months ended March 31, 2001 from $3.0 million in the first quarter 2000. This decrease resulted primarily from a decrease in interest expense related to the clearing and settlement of brokerage transactions.

As a result of the impairment write-off of $9.3 million, the Company had a net investment loss and other of $7.6 million in the first quarter 2001, as compared to net investment income and other of $0.6 million during the same period in 2000.

Excluding the impairment write-off, net investment income and other for the three months ended March 31, 2001 increased to $1.7 million, as compared to $0.6 million during the same period in 2000. Net investment income and other includes $0.7 million in realized and unrealized gains on the Hong Kong and London shares during the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $52.3 million. All receivables from correspondent brokers and dealers are deemed to be fully collectible, and no provision for uncollectibles was required.

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

The Company maintains overseas overdraft facilities, which bear variable rates of interest based upon prevailing market rates in the United Kingdom, Europe and Hong Kong. These facilities are used to facilitate the settlement of daily trading activities. There were no amounts outstanding under these facilities as of March 31, 2001.

As of March 31, 2001, InstiPro Group has been unable to obtain additional capital needed to meet its operating and debt requirements. As a result, the Company incurred a one-time impairment write-off of $9,292,407 before taxes and $5,480,000 ($0.69 per share basic and $0.66 per share diluted) after taxes, representing the full value of the Company's investment (including acquisition costs and accrued interest) in InstiPro Group.

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

The Company is exposed to foreign currency risk arising from exchange rate fluctuations on its foreign denominated bank accounts, which are used in its international brokerage operations, and its investments in the Hong Kong and London Shares. The Company's primary exposure is in U.K. Pounds Sterling and Hong Kong Dollars. The Company mitigates its foreign exchange exposure by maintaining foreign currency balances only to the extent necessary to meet the operational needs of its international subsidiaries and by monitoring its investments in the Hong Kong and London Shares on an ongoing basis.

In addition, as a result of its daily brokerage activities, the Company may hold (normally overnight) long and short security positions. These positions, which are valued at fair market value, are a result of trading errors that occur in the ordinary course of business. These positions are normally closed out during the next day of trading.

For information regarding the Company's exposure to certain market risks, see
Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Significant changes which have occurred since December 31, 2000 are as follows:

At March 31, 2001, the Company owned 177,000 Hong Kong shares with a market value of $0.3 million and 75,000 London shares with a market value of $3.1 million. The Company's investments in the Hong Kong and the London shares are valued at market, and are subject to both equity price and foreign exchange risk. The Company monitors and reviews these investments on a daily basis.

In 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consisted of convertible notes and a warrant. The Company made an initial investment of $5.0 million on May 10, 2000 and additional investments of $1.25 million on September 6, 2000 and $1.25 million on November 27, 2000. In addition, on January 10, 2001, the Company and Instinet Clearing Services, Inc. each made a $1.0 million investment in the form of a six-month bridge loan. These bridge loans, each of which are convertible into 400,000 shares, are senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes and rank pari passu with each other.

The investment in InstiPro Group is classified as "available for sale" as defined in SFAS 115, "Accounting for Certain investment in Debt and Equity Securities," and is accounted for at fair market value, which approximates cost. This investment is subject to equity price, interest and credit risk.

As of March 31, 2001, InstiPro Group has been unable to obtain additional capital needed to meet its operating and debt requirements. As a result, the Company has determined to take a one-time impairment write-off of $9,292,407 before taxes and $5,480,000 ($0.69 per share basic and $0.66 per share diluted) after taxes, representing the full value of the Company's investment (including acquisition costs and accrued interest) in InstiPro Group. The value of this investment at December 31, 2000 was $7,944,273.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.22 First Amendment to Employment Agreement between the Registrant and Max H. Levine, dated March 22, 2001.

(b)  REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Hoenig Group Inc.


Date: May 14, 2001                      By: /s/ Fredric P. Sapirstein
                                            -------------------------
                                            Fredric P. Sapirstein,
                                            Chairman and
                                            Chief Executive Officer


Date: May 14, 2001                      By: /s/ Alan B. Herzog
                                            ------------------
                                            Alan B. Herzog,
                                            Chief Operating Officer and
                                            Chief Financial Officer