Form 10-Q
period 2001-06-30
HOENIG GROUP INC
filed 2001-08-14
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             -------------------------------------------------------

For Quarter Ended:                         Commission File Number:  000-19619
June 30, 2001

                                HOENIG GROUP INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                            13-3625520
------------------------------------                 ---------------------------
(State or other jurisdiction                         (I.R.S. Employer I.D. No.)
of incorporation or organization)

Reckson Executive Park
4 International Drive
Rye Brook, NY                                               10573
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (914) 935-9000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year if changed since last report)

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---

As of August 13, 2001, there were 7,917,291 shares of common stock, par value $0.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                          PAGE

PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

          Unaudited Consolidated Statements of Financial Condition -
          June 30, 2001 and December 31, 2000                                 1

          Unaudited Consolidated Statements of Income -
          Three and Six Months Ended June 30, 2001 and 2000                   2

          Unaudited Consolidated Statements of Comprehensive Income -
          Three and Six Months Ended June 30, 2001 and 2000                   3

          Unaudited Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2001 and 2000                             4

          Notes to Unaudited Consolidated Financial Statements              5-9

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations            9-15

    Item 3.Quantitative and Qualitative Disclosures
               About Market Risk                                          15-16


PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                              17

     Signatures                                                              18

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                    (UNAUDITED)
ASSETS                                                             JUNE 30, 2001                    DEC. 31, 2000
                                                                   -------------                    -------------
Cash and equivalents                                                 $30,153,403                       $34,734,141
U.S. Government obligations, at market value                          16,639,164                        16,564,070
Receivables from correspondent brokers and dealers                    12,453,519                         5,219,773
Receivables from customers                                            12,162,541                        14,413,380
Equipment, furniture and leasehold improvements,
   net of accumulated depreciation and amortization                    2,156,311                         2,197,032
Investment in convertible notes                                               --                         7,944,273
Securities owned, at market value                                      5,032,333                         3,825,818
Exchange memberships, at cost                                          1,050,096                         1,061,976
Investment management fees receivable                                  1,670,852                         2,039,301
Deferred research/services expense                                     3,417,475                         2,143,272
Investment in limited partnerships                                     1,852,315                         1,748,025
Other assets                                                           5,544,102                         3,582,411
                                                                       ---------                         ---------

   Total Assets                                                      $92,132,111                       $95,473,472
                                                                     ===========                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                    $12,898,113                       $11,089,212
Accrued compensation                                                   5,575,315                        12,816,415
Payable to brokers and dealers                                        13,205,542                        14,829,591
Payable to customers                                                   9,793,560                         2,591,962
Accrued expenses                                                       1,315,187                         1,533,554
Securities sold, but not yet purchased                                   124,845                            60,064
Other liabilities                                                        180,842                         2,211,022
                                                                     -----------                       -----------

   Total Liabilities                                                 $43,093,404                       $45,131,820
                                                                     -----------                       -----------

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share;
Voting- authorized 40,000,000 shares, issued
    10,924,550 shares in 2001 and 10,911,350 in 2000                     109,246                           109,114
Additional paid in capital                                            28,452,548                        28,307,983
Accumulated other comprehensive loss                                    (271,242)                         (163,034)
Retained earnings                                                     41,362,718                        42,684,035
                                                                      ----------                        ----------
                                                                      69,653,270                        70,938,098
Less restricted stock                                                   (150,000)                         (225,000)
Less treasury stock at cost - 3,007,259
   shares in 2001 and 2000                                           (20,464,563)                      (20,371,446)
                                                                     ------------                      ------------

Total Stockholders' Equity                                            49,038,707                         50,341,652
                                                                     -----------                        -----------
Total Liabilities and Stockholders' Equity                           $92,132,111                        $95,473,472
                                                                     ===========                        ===========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                              --------                           --------
OPERATING REVENUES                                     2001                 2000          2001              2000
                                                       ----                 ----          ----              ----
 Gross commissions                                 $23,361,596         $21,003,867     $45,673,768      $44,417,102
 Investment management fees                          1,983,687           3,156,464       4,043,756        6,300,298
 Other                                                 126,687             105,351         253,638          162,826
                                                    ----------          ----------     -----------      -----------
     Total operating revenues                       25,471,970          24,265,682      49,971,162       50,880,226

EXPENSES
Clearing, floor brokerage and
      exchange charges                               2,590,510           2,204,211       5,159,716        4,753,365
 Employee compensation                               6,061,575           6,114,273      12,077,975       12,956,132
 Independent research and other services            11,474,966          10,220,014      23,047,940       21,927,696
 Tokyo office closing                                       --           1,016,991              --        1,016,991
 Other                                               3,174,702           2,720,847       5,897,957        5,687,948
                                                    ----------          ----------     -----------      -----------
     Total expenses                                 23,301,753          22,276,336      46,183,588       46,342,132

Operating Income                                     2,170,217           1,989,346       3,787,574        4,538,094

INVESTMENT INCOME (LOSS) AND OTHER
 Interest and dividends                                511,358             679,168       1,383,516        1,278,068
 Other                                                 848,867             785,689       1,677,082          750,214
 Write-off of investment in convertible notes               --                  --      (9,292,407)              --
                                                     ---------          ----------     ------------     -----------
 Net investment income (loss) and other              1,360,225           1,464,857      (6,231,809)       2,028,282

INCOME (LOSS) BEFORE INCOME TAXES                    3,530,442           3,454,203      (2,444,235)       6,566,376
 Provision (Benefit) for income taxes                1,380,530           1,053,601      (1,122,918)       2,361,601
                                                    ----------          ----------     ------------      ----------
 Net Income (Loss)                                  $2,149,912          $2,400,602     $(1,321,317)      $4,204,775
                                                    ==========          ==========     ============      ==========
NET INCOME (LOSS) PER SHARE
       Basic                                             $0.27               $0.29          $(0.17)           $0.51
                                                         =====               =====          =======           =====
       Diluted                                           $0.24               $0.27          $(0.17)           $0.46
                                                         =====               =====          =======           =====
WEIGHTED AVERAGE SHARES OUTSTANDING
          Basic                                       7,903,829          8,166,039        7,905,304       8,170,290
                                                      =========          =========        =========       =========
          Diluted                                     8,958,772          9,027,982        7,905,304       9,050,168
                                                      =========          =========        =========       =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                      ---------------------               --------------------
                                                      2001             2000               2001            2000
                                                      ----             ----               ----            ----
Net income (loss)                                 $2,149,912       $2,400,602        $(1,321,317)      $4,204,775
                                                  ----------       ----------        ------------      ----------
Other comprehensive (loss),
     net of tax

     Foreign currency translation adjustment          (9,864)         (57,638)          (181,254)         (84,340)
     Tax (benefit)                                    (3,459)         (20,519)           (73,046)         (30,362)
                                                  ----------       ----------        -----------       ----------
     Other comprehensive (loss)                       (6,405)         (37,119)          (108,208)         (53,978)
                                                  ----------       ----------        -----------       ----------

Comprehensive income (loss)                       $2,143,507       $2,363,483        $(1,429,525)      $4,150,797
                                                  ==========       ==========        ===========       ==========








            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                             2001                     2000
                                                                             ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                       $(1,321,317)              $4,204,775
 Adjustments to reconcile net (loss) income
   to net cash (used in) provided by operating activities:
  Depreciation and amortization                                              666,923                  525,830
  Loss on disposal of fixed assets                                                --                   11,648
Foreign currency translation adjustment                                     (108,208)                 678,185
  Issuance of restricted stock                                                75,000                   75,000
  Investment in convertible notes                                          7,944,273
Changes in assets and liabilities:
  Securities owned, net                                                     (744,387)              (4,005,257)
  Receivables from correspondent brokers and dealers                      (7,233,746)              (1,402,448)
  Receivables from customers                                               2,250,839              (15,472,221)
  Investment management fees receivable                                      368,449                 (449,144)
  Payable to customers                                                     7,201,598                3,763,899
  Deferred research/services expense                                      (1,274,203)                (642,104)
  Other assets                                                            (2,141,979)                 (98,059)
  Payable to brokers and dealers                                          (1,624,049)              15,397,338
  Accrued research/services payable                                        1,808,901                1,318,146
  Accrued compensation                                                    (7,241,100)              (3,410,502)
  Accrued expenses                                                          (218,367)                 (38,140)
  Other liabilities                                                       (2,030,180)                 (14,652)
                                                                           ---------                   ------
Net cash (used in) provided by operations                                 (3,621,553)                 442,294

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                                  (75,094)                 598,962
  Investment in limited partnerships                                        (104,290)                (160,970)
  Investment in securities                                                  (397,347)               3,440,273
  Purchases of equipment, furniture and leasehold improvements              (434,032)                (734,030)
  Investment in exchange memberships                                              --                  247,380
  Investment in convertible notes                                                 --               (5,120,000)
                                                                           ---------                ---------
Net cash (used in) investing activities                                   (1,010,763)              (1,728,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of treasury stock                                                  34,650                  177,877
  Treasury stock purchased                                                  (132,034)              (1,059,032)
  Issuance of common stock                                                   148,962                  104,525
  Short-term bank loan payable                                                    --                  (20,553)
                                                                              ------                   ------
Net cash provided by (used in) financing activities                           51,578                 (797,183)

  Net decrease in cash and equivalents                                    (4,580,738)              (2,083,274)
  Cash and equivalents beginning of period                                34,734,141               28,554,972
                                                                          ----------               ----------

  Cash and equivalents end of period                                     $30,153,403              $26,471,698
                                                                         ===========              ===========
  Supplemental disclosure of cash flow information:
         Interest paid                                                      $130,002              $   338,544
                                                                            ========              ===========
         Taxes paid                                                       $2,618,858              $ 2,309,379
                                                                          ==========              ===========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.
-------------------------------

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company") as of June 30, 2001 and December 31, 2000, and the results of its operations, changes in comprehensive income and changes in cash flows for the six-month periods ended June 30, 2001 and 2000. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of operating results for the full year.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.
----------------------------------------------

Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1), which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At June 30, 2001, Hoenig's minimum required net capital was approximately $918,000, its net capital ratio was 105 to 1, and its actual net capital was approximately $13,050,000, which was approximately $12,132,000 in excess of regulatory requirements. Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at June 30, 2001 was approximately (British pounds)818,000 ($1,156,000); it had eligible capital of approximately (British pounds)1,584,000 ($2,239,000) and excess financial resources at such date of approximately (British pounds)766,000 ($1,083,000). Hoenig (Far East) Limited ("Far East") is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$8,656,000 ($1,110,000) at June 30, 2001, and it had actual liquid capital of approximately HK$80,203,000 ($10,282,000) and excess liquid capital of approximately HK$71,547,000 ($9,172,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.
---------------------------------------------

Axe-Houghton Associates, Inc., the Company's wholly-owned asset management subsidiary ("Axe-Houghton"), is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 11.5% ($375,892) and 0.41% ($23,817) at June 30, 2001, and 11.5% ($352,365) and 0.41% ($26,067) at December 31, 2000.
Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

The Company also maintains an investment in an unaffiliated multi-manager, market-neutral limited partnership, which is managed by a professional money manager. The Company's investment represented less than a 5% interest in the partnership at June 30, 2001 and is accounted for at fair market value. The value of this investment was $1.5 million and $1.4 million at June 30, 2001 and December 31, 2000, respectively.

NOTE 4 - SECURITIES RECEIVED IN FOREIGN SECURITIES EXCHANGES.
-------------------------------------------------------------

In June 2000, the Company received 805,000 shares of common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong ("Hong Kong shares"). In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange ("London shares"). As of June 30, 2001, the Company owned 177,000 Hong Kong shares and 75,000 London shares.

The value of the Hong Kong and London shares, which are accounted for at fair market value, was $0.3 million and $3.9 million, respectively, as of June 30, 2001, and is included in securities owned in the unaudited consolidated statements of financial condition. The value of the Hong Kong and London shares was $0.4 million and $3.4 million, respectively, as of December 31, 2000.

Included in investment income and other is realized and unrealized gains earned on these shares of $0.8 million and $1.5 million, respectively, for the three- and six-month periods ended June 30, 2001.

NOTE 5 - ACCOUNTING PRONOUNCEMENTS.
-----------------------------------

The Financial Accounting Standards Board ("FASB"), has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

The Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 applies to all business combinations initiated after June 30, 2001 or business combinations accounted for under the purchase method for which the date of acquisition is after July 1, 2001. All business combinations in the scope of SFAS 141 are to be accounted for under only the purchase method.

SFAS 142 applies for fiscal years beginning after December 31, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.


NOTE 6- EARNINGS PER SHARE.
---------------------------

The FASB has issued SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations of basic and diluted earnings per share for the periods indicated:

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                                     --------                    --------
                                                             2001            2000          2001             2000
                                                             ----            ----          ----             ----
Net income (loss) available to common stockholders        $2,149,912     $2,400,602    $(1,321,317)      $4,204,775

      Weighted average shares outstanding                  7,903,829      8,166,039      7,905,304        8,170,290
      Effect of dilutive instruments
        Employee stock awards                              1,054,943        861,943             -- (1)      879,878
                                                           ---------     ----------    -----------       ----------
      Total weighted average diluted shares                8,958,772      9,027,982      7,905,304        9,050,168
                                                           ---------     ----------    -----------       ----------
Basic earnings (loss) per share                                $0.27          $0.29         $(0.17)           $0.51
                                                               =====          =====         ======            =====
Diluted earnings (loss) per share                              $0.24          $0.27         $(0.17)           $0.46
                                                               =====          =====         ======            =====


------------------------
(1) In computing earnings per share resulting in a net loss, common stock equivalents are not included in the calculation as it would result in anti-dilution.

NOTE 7 - SEGMENT REPORTING.
---------------------------

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


The following table illustrates significant financial data for each reportable segment for the periods indicated:

THREE MONTHS ENDED                       DOMESTIC              INTERNATIONAL
JUNE 30, 2001                            BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
-----------------------                  ---------               ---------        ----------             -----
Revenues from external customers          $20,431,948           $3,056,335         $1,983,687        $25,471,970
Segment operating income (loss)             2,878,105            (154,485)            602,143          3,325,763
Segment assets                             34,503,814           42,304,468          4,744,709         81,552,991

THREE MONTHS ENDED                       DOMESTIC              INTERNATIONAL
JUNE 30, 2000                            BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
-----------------------                  ---------               ---------        ----------             -----

Revenues from external customers          $17,827,041           $3,282,177         $3,156,464        $24,265,682
Segment operating income (loss)(1)          2,948,558          (1,075,838)          1,318,934          3,191,654
Segment assets                             31,391,327           39,782,629          6,347,674         77,521,630

SIX MONTHS ENDED                         DOMESTIC              INTERNATIONAL
JUNE 30, 2001                            BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
-----------------------                  ---------               ---------        ----------             -----

Revenues from external customers          $40,162,764           $5,764,642         $4,043,756        $49,971,162
Segment operating income (loss)             5,119,745            (342,510)          1,152,150          5,929,385

SIX MONTHS ENDED                         DOMESTIC              INTERNATIONAL
JUNE 30, 2000                            BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
-----------------------                  ---------               ---------        ----------             -----

Revenues from external customers          $36,703,635           $7,876,293         $6,300,298        $50,880,226
Segment operating income (loss)(1)          5,035,173            (754,298)          2,627,787          6,908,662

Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                         THREE MONTHS  ENDED JUNE 30,            SIX MONTHS  ENDED JUNE 30,
                                         ----------------------------            --------------------------
                                           2001              2000                 2001                2000
                                           ----              ----                 ----                ----
OPERATING REVENUES:
Domestic brokerage                      $20,431,948       $17,827,041         $40,162,764          $36,703,635
International brokerage                   3,056,335         3,282,177           5,764,642            7,876,293
Asset management                          1,983,687         3,156,464           4,043,756            6,300,298
                                        -----------       -----------         -----------          -----------
Total operating revenues                $25,471,970       $24,265,682         $49,971,162          $50,880,226
                                        ===========       ===========         ===========          ===========

                                         THREE MONTHS  ENDED JUNE 30,            SIX MONTHS  ENDED JUNE 30,
                                         ----------------------------            --------------------------
                                            2001              2000                2001                2000
                                            ----              ----                ----                ----
OPERATING INCOME(LOSS):
Domestic brokerage                       $2,878,105        $2,948,558         $ 5,119,745          $ 5,035,173
International brokerage                    (154,485)       (1,075,838)(1)        (342,510)            (754,298)(1)
Asset management                            602,143         1,318,934           1,152,150            2,627,787
General corporate                        (1,155,546)       (1,202,308)         (2,141,811)          (2,370,568)
                                         ----------        -----------        -----------          -----------
Total operating income                    2,170,217         1,989,346           3,787,574            4,538,094
Net investment
   income (loss) and other                1,360,225(3)      1,464,857 (3)      (6,231,809)(2) (4)    2,028,282 (4)
                                         ----------        ----------         -----------          -----------
Income (loss) before income taxes        $3,530,442        $3,454,203         $(2,444,235)         $6,566,376
                                         ==========        ==========         ===========          ==========



(1) Included in international brokerage operating loss for periods ended June 30, 2000 is a $1,016,991 one-time charge related to the closing of the Company's Tokyo brokerage operations in June 2000.

(2) Included in net investment (loss) & other for periods ended June 30, 2001 is the $9,292,407 impairment write-off of the Company's investment in InstiPro Group, Inc.

(3) For the three months ended June 30, 2001, includes investment income of $0.8 million related to the ownership of publicly traded shares of the Hong Kong Exchanges and Clearing Limited and of the London Stock Exchange. For the three months ended June 30, 2000, includes investment income of $0.8 million related to the receipt of the Hong Kong shares in June 2000.

(4) For the six months ended June 30, 2001, includes realized and unrealized gains of $1.5 million related to the ownership of the Hong Kong and London shares. For the six months ended June 30, 2000, includes investment income of $0.8 million related to the receipt of the Hong Kong shares in June 2000.

NOTE 8 - INVESTMENT IN CONVERTIBLE NOTES
----------------------------------------

In 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a new business-to-business (B2B) on-line brokerage firm. The investment consisted of convertible notes and a warrant. The Company made an initial investment of $5.0 million on May 10, 2000, and additional investments of $1.25 million on September 6, 2000 and $1.25 million on November 27, 2000. In addition, on January 10, 2001, the Company and Instinet Clearing Services, Inc. each made a $1.0 million investment in the form of a six-month bridge loan. These bridge loans, each of which are convertible into 400,000 shares, are senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes, and rank pari passu with each other. For periods prior to March 31, 2001, the investment in InstiPro was classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and was carried at fair market value.


As of March 31, 2001, InstiPro Group was unable to obtain additional capital needed to meet its operating and debt requirements. As a result, the Company incurred a one-time write-off during the first quarter 2001 of $9,292,407 before taxes and $5,480,000 ($0.69 per share basic and $0.66 per share diluted) after taxes, representing the full value of the Company's investment in InstiPro Group, including acquisition costs and interest receivable on the convertible notes. The value of this investment (including acquisition costs and interest receivable) at December 31, 2000 was $7,944,273.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

During July 2001, the Company sold 25,000 London shares. In addition, in July 2001, the London shares split 10 for 1. As of August 13, 2001 the Company owned 500,000 London shares. Since the end of the second quarter, the Company sold 124,000 Hong Kong Shares. As of August 13, 2001, the Company owned 53,000 Hong Kong shares.

On July 5, 2001, InstiPro Group Inc. filed a petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.

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

The Company generally expects a certain amount of commissions for every $1 in independent research, other services and commission refunds provided under independent research and directed brokerage arrangements. This ratio is negotiated on an individual customer basis. Ratios fluctuate depending upon the markets of execution and other factors and continue to be under downward competitive pressure in most of the markets in which the Company conducts brokerage activities.

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

The amount of assets under management is affected by numerous factors, including the ability to attract and retain clients and highly skilled personnel, investment performance results, the number and variety of investment disciplines offered and the capacity limitations of such disciplines, the market performance of particular investment disciplines, as well as the performance of the securities markets generally.

As the brokerage and asset management industries continue to consolidate, the Company considers various strategies to enhance stockholder value. These include, among others, strategic alliances, investments and joint ventures; spin-offs; purchase, sale or merger transactions with other companies; a reorganization of the Company; and other similar transactions. In considering any of these strategies, the Company evaluates the consequences of such strategy, including, among other things, the tax effects of the transaction and the accounting consequences of the transaction. In addition, such strategies could have various other significant consequences, including changes in the management, control or operational or acquisition strategies of the Company. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

In June 2000, the Company received 805,000 shares of the common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong. In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange. As of June 30, 2001, the Company owned 177,000 Hong Kong shares valued at $0.3 million and 75,000 London shares valued at $3.9 million. The Company marks to market the Hong Kong and London shares. Fluctuations in the market values of these shares could have a material effect on the Company's investment income and other in future periods.

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

As of March 31, 2001, InstiPro Group was unable to obtain additional capital needed to meet its operating and debt requirements. As a result, during the first quarter 2001, the Company incurred a one-time impairment write-off of $9,292,407 before taxes and $5,480,000 ($0.69 per share basic and $0.66 per share diluted) after taxes, representing the full value (including acquisition costs and accrued interest on the convertible notes) of its investment in InstiPro Group. As a result of the write-off, the Company no longer earns interest income on the convertible notes as it had in 2000. On July 5, 2001, InstiPro Group, Inc. filed a petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.

FINANCIAL RESULTS

THREE MONTHS ENDED JUNE 30, 2001 VERSUS JUNE 30, 2000

The Company's operating income for the three months ended June 30, 2001 increased 9.1% to $2.2 million from $2.0 million during the same period in 2000. Operating income of domestic brokerage operations and of asset management operations decreased 2.4% and 54.3%, respectively, in the second quarter 2001 from the same period in 2000. The Company's international brokerage operations had a $0.2 million operating loss for the second quarter 2001, as compared to an operating loss of $1.1 million for the same period in 2000. The $1.1 million operating loss in the second quarter 2000 included a $1.0 million one-time charge related to the closing of the Company's Tokyo brokerage office.

The Company's net income for the three months ended June 30, 2001 decreased 10.4% to $2.1 million, as compared to $2.4 million during the same period in 2000. The Company's net income for the second quarter 2001 decreased notwithstanding an increase in operating income due to a higher international tax rate on investment income earned during the period as compared to investment income earned during the same period in 2000.

Operating revenues for the three months ended June 30, 2001 increased 5.0% to $25.5 million from $24.3 million during the same period in 2000. This increase resulted primarily from a 14.6% increase in operating revenues of domestic brokerage operations, which more than offset a 37.2% decrease in operating revenues of investment management operations and a 6.9% decrease in operating revenues of international brokerage operations.

Domestic brokerage revenues for the three months ended June 30, 2001 increased 14.6% to $20.4 million, as compared to $17.8 million during the same period in 2000. Operating income of the Company's domestic brokerage operations for the three months ended June 30, 2001 decreased 2.4% to $2.9 million, as compared to $3.0 million during the same period in 2000, primarily due to an increase in independent research and other services expenses.

International brokerage revenues decreased 6.9% to $3.1 million for the three months ended June 30, 2001, as compared to $3.3 million during the same period in 2000, as a result of difficult global capital markets and a decrease in commission revenues from existing customers. The decrease in international brokerage revenues reflects a 42.1% decline in operating revenues of the United Kingdom brokerage operations, which more than offset a 13.5% increase in operating revenues of the Hong Kong brokerage operations. International brokerage operations incurred an operating loss of $0.2 million for the three months ended June 30, 2001, as compared to an operating loss of $1.1 million (including the $1.0 million Tokyo charge) during the same period in 2000.

Investment management fee revenues decreased 37.2% to $2.0 million during the three months ended June 30, 2001, as compared to $3.2 million during the same period in 2000. This decrease in investment management fee revenues is primarily due to a decrease in assets managed in small capitalization growth equity-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in small capitalization growth equity-related disciplines decreased 30.4% to $841.4 million as of June 30,

2001 (21.0% of total assets under management as of June 30, 2001) from $1.2 billion as of June 30, 2000 (24.2% of total assets under management as of June 30, 2000), as a result of decreases in investment performance and withdrawals of assets during the fourth quarter 2000 and first quarter 2001. Total assets under management decreased 20.0% to $4.0 billion as of June 30, 2001 from $5.0 billion as of June 30, 2000. Total assets under management were $3.9 billion as of March 31, 2001. Axe-Houghton's two most recent small capitalization growth equity-related disciplines, Focused Growth Equities and Technology Growth, which together represented $258.3 million of assets under management as of June 30, 2000, decreased to $20.8 million at June 30, 2001 as a result of decreased investment performance and withdrawals of assets, including all assets managed in the Technology Growth discipline. Operating income of the Company's asset management operations for the three months ended June 30, 2001 decreased 54.3% to $0.6 million from $1.3 million during the same period in 2000, primarily as a result of the decrease in small capitalization growth equity-related assets under management.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended June 30, 2001 increased 12.3% to $11.5 million from $10.2 million during the same period in 2000. These expenses were 49.1% of commission revenues during the three months ended June 30, 2001, as compared to 48.7% during the same period in 2000. These expenses increased as a percentage of commission revenues primarily due to an increase in the proportion of research expenses incurred in advance of commission revenues earned.

Clearing, floor brokerage and exchange charges increased 17.5% to $2.6 million during the three months ended June 30, 2001 from $2.2 million during the same period in 2000. These expenses represented 11.1% of commission revenues during the three months ended June 30, 2001, as compared to 10.5% of commission revenues during the same period in 2000. The increase in these expenses as a percentage of commission revenues primarily was due to (i) an increase in the percentage of commissions earned by the Company under correspondent broker arrangements where the Company executes trades on behalf of other brokers; and
(ii) an increase in costs incurred on domestic brokerage transactions executed through various electronic networks. The Company's profit margin under correspondent broker arrangements is lower than that on other types of brokerage services.

Employee compensation was $6.1 million for the three-month periods ended June 30, 2001 and June 30, 2000.

All other expenses for the three months ended June 30, 2001 increased 16.7% to $3.2 million from $2.7 million in the second quarter 2000. This increase resulted primarily from an increase in expenses related to trading errors.

Net investment income and other for the three months ended June 30, 2001 decreased 7.1% to $1.4 million, as compared to $1.5 million during the same period in 2000. Net investment income and other for the second quarter 2001 includes $0.8 million in unrealized gains on the Hong Kong and London shares. Net investment income and other for the second quarter 2000 included $0.8 million in unrealized and realized gains related to the receipt and partial sale of the Hong Kong shares.

SIX MONTHS ENDED JUNE 30, 2001 VERSUS JUNE 30, 2000

The Company's financial results for the six months ended June 30, 2001, particularly investment income (loss) and other, net income (loss) and net income (loss) per share, were affected adversely by the one-time $9.3 million ($5.5 million after taxes) impairment write-off of the Company's InstiPro Group, Inc. investment during the first quarter 2001.

The Company's financial results for the six months ended June 30, 2001 before and after the first quarter impairment write-off are as follows:

Six Months Ended June 30,
-------------------------

                                                   ACTUAL                  ADJUSTED                ACTUAL
                                                    2001                    2001(1)                 2000
                                                    ----                    -------                 ----
Operating Revenues                               $49,971,162              $49,971,162            $50,880,226
Operating Income                                   3,787,574                3,787,574              4,538,094(2)
Net Investment (Loss) Income and Other(3)         (6,231,809)               3,060,598              2,028,282
Income (Loss) Before Income Taxes                 (2,444,235)               6,848,172              6,566,376
Net (Loss) Income                                 (1,321,317)               4,158,683              4,204,775
Net (Loss) Income Per Share
    Basic                                             $(0.17)                   $0.53                  $0.51
    Diluted                                           $(0.17)                   $0.46                  $0.46

(1) Financial data excluding the $9.3 million ($5.5 million after tax) write-off of the Company's investment in InstiPro Group, Inc.

(2) Included in the financial results for the six months ended June 30, 2000 is a $1.0 million ($0.6 million after tax) one-time charge related to the closing of the Company's Tokyo brokerage office.

(3) For the six months ended June 30, 2001, includes realized and unrealized gains of $1.5 million related to the Hong Kong and London shares. For the six months ended June 30, 2000, includes realized and unrealized gains of $0.8 million related to the Hong Kong shares.

The Company's operating income for the six months ended June 30, 2001 decreased 16.5% to $3.8 million from $4.5 million during the same period in 2000. Operating income for the six months ended June 30, 2001 reflects a 1.7% increase in the operating income of domestic brokerage operations, offset by a 56.2% decrease in the operating income of the asset management operations and a $0.3 million operating loss from international brokerage operations. The Company's international brokerage operations had an operating loss of $0.8 million during the six months ended June 30, 2000, which included the $1.0 million one-time charge related to the closing of the Company's Tokyo brokerage operations.

As a result of the $9.3 million ($5.5 million after taxes) impairment write-off of the InstiPro Group investment, the Company incurred a net loss of $1.3 million during the six months ended June 30, 2001, as compared to net income of $4.2 million during the same period in 2000. The Company's net income for the six months ended June 30, 2001, excluding the InstiPro Group write-off, was $4.2 million, the same as for the six months ended June 30, 2000.

Operating revenues for the six months ended June 30, 2001 decreased 1.8% to $50.0 million from $50.9 million during the same period in 2000. This decrease resulted primarily from a 35.8% decrease in operating revenues of investment management operations and a 26.8% decrease in operating revenues of international brokerage operations, which more than offset a 9.4% increase in operating revenues of domestic brokerage operations.

Domestic brokerage revenues for the six months ended June 30, 2001 increased 9.4% to $40.2 million, as compared to $36.7 million during the same period in 2000. Operating income of the Company's domestic brokerage operations for the six months ended June 30, 2001 increased 1.7% to $5.1 million, as compared to $5.0 million during the same period in 2000, primarily due to the increase in commission revenues.

International brokerage revenues decreased 26.8% to $5.8 million for the six months ended June 30, 2001, as compared to $7.9 million during the same period in 2000, as a result of difficult global capital markets and a decrease in commission revenues from existing customers. The decrease in international brokerage revenues reflects (i) a 46.6% decline in operating revenues of the United Kingdom brokerage operation; (ii) a 13.4% decrease in operating revenues from the Hong Kong brokerage operations; and (iii) the loss of approximately $0.2 million in revenues due to the closing of the Company's Tokyo brokerage operations in June 2000. International brokerage operations incurred an operating loss of $0.3 million for the six months ended June 30, 2001, as compared to an operating loss of $0.8 million (including the $1.0 million Tokyo charge) during the same period in 2000.

Investment management fee revenues decreased 35.8% to $4.0 million during the six months ended June 30, 2001, as compared to $6.3 million during the same period in 2000. This decrease in investment management fee revenues is primarily due to a decrease in assets managed in small capitalization growth equity-related disciplines as discussed above. Operating income of the Company's asset management operations for the six months ended June 30, 2001 decreased 56.2% to $1.2 million from $2.6 million during the same period in 2000, primarily as a result of the decrease in small capitalization growth equity-related assets under management.

During the six months ended June 30, 2001, expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, increased 5.1% to $23.0 million from $21.9 million during the same period in 2000. These expenses were 50.5% of commission revenues for the six months ended June 30, 2001, as compared to 49.4% during the same period in 2000. These expenses increased as a percentage of commission revenues primarily due to an increase in the proportion of research expenses incurred in advance of commission revenues earned.

Clearing, floor brokerage and exchange charges increased 8.5% to $5.2 million during the six months ended June 30, 2001, from $4.8 million during the same period in 2000. These expenses represented 11.3% of commission revenues during the six months ended June 30, 2001, as compared to 10.7% of commission revenues during the same period in 2000. The increase in these expenses as a percentage of commission revenues primarily was due to (i) an increase in the percentage of commissions earned by the Company under correspondent broker arrangements where the Company executes trades on behalf of other brokers; and (ii) an increase in costs incurred on domestic brokerage transactions executed through various electronic trading networks. The Company's profit margin under correspondent broker arrangements is lower than that on other types of brokerage services.

Employee compensation decreased 6.8% to $12.1 million for the six months ended June 30, 2001, from $13.0 million during the same period in 2000. This resulted primarily from a decrease in discretionary and performance-based bonus compensation expense for the six months ended June 30, 2001.

All other expenses for the six months ended June 30, 2001 increased 3.7% to $5.9 million from $5.7 million during the same period in 2000. This increase resulted primarily from an increase in expenses related to trading errors, offset by a reduction in interest expense related to the clearing and settlement of domestic brokerage transactions.

As a result of the InstiPro Group impairment write-off of $9.3 million, the Company had a net investment loss and other of $6.2 million in the six months ended June 30, 2001, as compared to net investment income and other of $2.0 million during the same period in 2000. Excluding the impairment write-off, net investment income and other for the six months ended June 30, 2001 increased 50.9% to $3.1 million, as compared to $2.0 million during the same period in 2000. Net investment income and other for the six months ended June 30, 2001 included $1.5 million in realized and unrealized gains on the Hong Kong and London shares. Net investment income and other for the six months ended June 30, 2000 included $0.8 million in realized and unrealized gains on the Hong Kong shares.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $56.8 million, as compared to $52.3 million at March 31, 2001. All receivables from correspondent brokers and dealers are deemed to be fully collectible, and no provision for uncollectibles was required.

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

The Company maintains overseas overdraft facilities, which bear variable rates of interest based upon prevailing market rates in the United Kingdom, Europe and Hong Kong. These facilities are used to facilitate the settlement of daily trading activities. There were no amounts outstanding under these facilities as of June 30, 2001.

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

The Company is exposed to foreign currency risk arising from exchange rate fluctuations on its foreign denominated bank accounts, which are used in its international brokerage operations, and on its investments in the Hong Kong and London shares. The Company's primary exposure is in U.K. Pounds Sterling, Euros and Hong Kong Dollars. The Company mitigates its foreign exchange exposure by maintaining foreign currency balances only to the extent necessary to meet the operational needs of its international subsidiaries and by monitoring its investments in the Hong Kong and London shares on an ongoing basis.

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

At June 30, 2001, the Company owned 177,000 Hong Kong shares with a market value of $0.3 million and 75,000 London shares with a market value of $3.9 million. The Company's investments in the Hong Kong and the London shares are valued at market, and are subject to both equity price and foreign exchange risk. The Company monitors and reviews these investments on a daily basis.

During July 2001, the Company sold 25,000 London shares. In addition, in July 2001, the London shares split 10 for 1. As of August 13, 2001, the Company owned 500,000 London shares. Since the end of the second quarter, the Company sold 124,000 Hong Kong shares. As of August 13, 2001, the Company owned 53,000 Hong Kong shares.

As of March 31, 2001, the Company incurred a one-time impairment write-off of $9,292,407 before taxes and $5,480,000 ($0.69 per share basic and $0.66 per share diluted) after taxes, representing the full value of the Company's investment (including acquisition costs and accrued interest) in InstiPro Group, Inc. On July 5, 2001, InstiPro Group, Inc. filed a petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.

                           PART II - OTHER INFORMATION



ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None

(B)      REPORTS ON FORM 8-K

         On May 3, 2001, the Company filed a Form 8-K under Item 5, Other Events, reporting the write-off of the InstiPro Group, Inc. investment.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 Hoenig Group Inc.



Date: August 13, 2001                            By: /s/Fredric P. Sapirstein
                                                     ------------------------
                                                     Fredric P. Sapirstein,
                                                     Chairman and
                                                     Chief Executive Officer



Date: August 13, 2001                            By: /s/Alan B. Herzog
                                                     -----------------
                                                     Alan B. Herzog,
                                                     Chief Operating Officer and
                                                     Chief Financial Officer