Form 10-Q
period 2001-09-30
HOENIG GROUP INC
filed 2001-11-14
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
             -------------------------------------------------------

For Quarter Ended:                            Commission File Number:  000-19619
September 30, 2001

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

As of November 14, 2001, there were 7,858,791 shares of common stock, par value $0.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                        PAGE
PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Statements of Financial Condition -
               September 30, 2001 (Unaudited) and December 31, 2000                         1

               Unaudited Consolidated Statements of Income -
               Three and Nine Months Ended September 30, 2001 and 2000                      2

               Unaudited Consolidated Statements of Comprehensive Income -
               Three and Nine Months Ended September 30, 2001 and 2000                      3

               Unaudited Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2001 and 2000                                4

               Notes to Unaudited Consolidated Financial Statements                       5-9

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations                         10-16

    Item 3.    Quantitative and Qualitative Disclosures
               About Market Risk                                                        16-17


PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                            18

     Signatures                                                                            19

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2001 and DECEMBER 31, 2000

                                                                    (UNAUDITED)
ASSETS                                                            SEPT. 30, 2001                    DEC. 31, 2000
                                                                  --------------                    -------------
Cash and equivalents                                                 $33,727,863                       $34,734,141
U.S. Government obligations, at market value                          16,980,855                        16,564,070
Receivables from correspondent brokers and dealers                     8,526,488                         5,219,773
Receivables from customers                                             9,475,523                        14,413,380
Equipment, furniture and leasehold improvements,
   net of accumulated depreciation and amortization                    2,213,024                         2,197,032
Investment in convertible notes                                               --                         7,944,273
Securities owned, at market value                                      2,456,947                         3,825,818
Exchange memberships, at cost                                          1,044,156                         1,061,976
Investment management fees receivable                                  1,447,630                         2,039,301
Deferred research/services expense                                     2,883,621                         2,143,272
Investment in limited partnerships                                     1,812,662                         1,748,025
Other assets                                                           4,291,885                         3,582,411
                                                                   -------------                     -------------

   Total Assets                                                      $84,860,654                       $95,473,472
                                                                   =============                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                    $11,574,023                       $11,089,212
Accrued compensation                                                   8,312,011                        12,816,415
Payable to brokers and dealers                                         9,823,747                        14,829,591
Payable to customers                                                   4,345,400                         2,591,962
Accrued expenses                                                       1,276,153                         1,533,554
Securities sold, but not yet purchased                                     1,387                            60,064
Other liabilities                                                        259,915                         2,211,022
                                                                   -------------                     -------------

   Total Liabilities                                                 $35,592,636                       $45,131,820
                                                                   -------------                     -------------

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share;
Voting-authorized 40,000,000 shares, issued
   10,924,550 shares in 2001 and 10,911,350 in 2000                      109,246                           109,114
Additional paid in capital                                            28,459,329                        28,307,983
Accumulated other comprehensive loss                                    (194,432)                         (163,034)
Retained earnings                                                     42,123,658                        42,684,035
                                                                   -------------                     -------------
                                                                      70,497,801                        70,938,098
Less restricted stock                                                   (112,500)                         (225,000)
Less treasury stock at cost - 3,070,759
   shares in 2001 and 3,007,259 in 2000                              (21,117,283)                      (20,371,446)
                                                                   -------------                     -------------

Total Stockholders' Equity                                            49,268,018                         50,341,652
                                                                   -------------                     -------------
   Total Liabilities and Stockholders' Equity                        $84,860,654                        $95,473,472
                                                                   =============                     ==============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ------------------                 -----------------
OPERATING REVENUES                                   2001                 2000             2001             2000
                                                     ----                 ----             ----             ----
 Gross commissions                                 $21,605,968         $19,393,013     $67,279,736      $63,810,115
 Investment management fees                          1,763,557           3,038,137       5,807,313        9,338,435
 Other                                                 114,150              98,154         367,788          260,980
                                                   -----------         -----------     -----------      -----------

     Total operating revenues                       23,483,675          22,529,304      73,454,837       73,409,530

EXPENSES
Clearing, floor brokerage and
      exchange charges                               2,506,359           2,046,750       7,666,075        6,800,115
 Employee compensation                               6,094,914           6,057,694      18,172,889       19,013,826
 Independent research and other services            10,950,602           9,419,772      33,998,542       31,347,468
 Tokyo office closing                                       --                  --              --        1,016,991
 Other                                               2,628,239           2,851,153       8,526,196        8,539,101
                                                   -----------         -----------     -----------      -----------

     Total expenses                                 22,180,114          20,375,369      68,363,702       66,717,501

Operating Income                                     1,303,561           2,153,935       5,091,135        6,692,029

INVESTMENT INCOME (LOSS) AND OTHER
 Interest and dividends                                517,233             815,387       1,900,749        2,093,455
 Other                                                (230,242)          4,778,243       1,446,840        5,528,457
 Write-off of investment in convertible notes               --                  --      (9,292,407)              --
                                                   -----------         -----------     ------------     -----------
 Net investment income (loss) and other                286,991           5,593,630      (5,944,818)       7,621,912


INCOME (LOSS) BEFORE INCOME TAXES                     1,590,552          7,747,565        (853,683)      14,313,941
 Provision (benefit) for income taxes                   829,612          2,481,044        (293,306)       4,842,645
                                                      ---------        -----------      -----------     -----------
 Net income (loss)                                     $760,940         $5,266,521       $(560,377)      $9,471,296
                                                       ========         ==========       ==========      ==========
NET INCOME (LOSS) PER SHARE
       Basic                                              $0.10              $0.65          $(0.07)           $1.16
                                                          =====              =====          =======           =====
       Diluted                                            $0.09              $0.58          $(0.07)           $1.05
                                                          =====              =====          =======           =====
WEIGHTED AVERAGE SHARES OUTSTANDING
          Basic                                       7,910,840          8,064,935        7,907,169       8,134,915
                                                      =========          =========        =========       =========
          Diluted                                     8,895,982          9,039,975        7,907,169       9,045,059
                                                      =========          =========        =========       =========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                        2001            2000              2001            2000
                                                        ----            ----              ----            ----
Net income (loss)                                     $760,940        $5,266,521        ($560,377)    $9,471,296

Other comprehensive income (loss)
     net of tax

     Foreign currency translation adjustment           129,498           (29,984)         (51,756)       (114,324)
     Tax provision (benefit)                            52,688           (11,138)         (20,358)        (41,500)
                                                      --------           --------         --------      ----------
     Other comprehensive income (loss)                  76,810           (18,846)         (31,398)       (72,824)
                                                        ------           --------         --------       --------

Comprehensive income (loss)                           $837,750        $5,247,675        ($591,775)      $9,398,472
                                                      ========        ==========        ==========      ==========




            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                              ---------------------------------
                                                                                2001                    2000
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                            $(560,377)             $9,471,296
 Adjustments to reconcile net (loss) income
 to net cash (used in) provided by operating activities:
 Depreciation and amortization                                                  982,091                 801,985
 Loss on disposal of fixed assets                                                 5,571                  15,067
 Foreign currency translation adjustment                                        (31,398)                659,339
 Issuance of restricted stock                                                   112,500                 112,500
 Investment in convertible notes                                              7,944,273                      --
 Changes in assets and liabilities:
 Securities owned, net                                                          (40,771)             (2,557,574)
 Receivables from correspondent brokers and dealers                          (3,306,715)              1,372,463
 Receivables from customers                                                   4,937,857              (2,870,411)
 Investment management fees receivable                                          591,671                (442,118)
 Payable to customers                                                         1,753,438                (240,451)
 Deferred research/services expense                                            (740,349)             (1,083,056)
 Other assets                                                                  (979,906)               (108,121)
 Payable to brokers and dealers                                              (5,005,844)              2,781,742
 Accrued research/services payable                                              484,811               2,334,961
 Accrued compensation                                                        (4,504,404)               (463,079)
 Accrued expenses                                                              (257,401)               (359,411)
 Other liabilities                                                           (1,951,107)              1,031,300
                                                                            -----------             -----------
Net cash (used in) provided by operating activities                            (566,060)             10,456,432

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in U.S. Government obligations                                     (416,785)               (409,033)
 Investment in limited partnerships                                             (64,637)                155,620
 Investment in securities                                                     1,350,965                (536,516)
 Investment in exchange memberships                                                  --                 247,380
 Investment in convertible notes                                                     --              (6,519,663)
 Purchases of equipment, furniture and leasehold improvements                  (715,404)               (964,366)
                                                                            -----------             -----------
Net cash provided by (used in) investing activities                             154,139              (8,026,578)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of treasury stock                                                      47,650                 177,877
 Treasury stock purchased                                                      (790,969)             (2,163,032)
 Issuance of common stock                                                       148,962                 104,525
 Short-term bank loan payable                                                        --                 (20,553)
                                                                            -----------             -----------
Net cash (used in) financing activities                                        (594,357)             (1,901,183)

 Net (decrease) increase in cash and equivalents                             (1,006,278)                528,671
 Cash and equivalents beginning of period                                    34,734,141              28,554,972
                                                                            -----------             -----------

 Cash and equivalents end of period                                         $33,727,863             $29,083,643
                                                                            ===========             ===========
 Supplemental disclosure of cash flow information:
        Interest paid                                                       $   174,305             $   428,700
                                                                            ===========             ===========
        Taxes paid                                                          $ 2,630,228             $ 3,374,897
                                                                            ===========             ===========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.
-------------------------------

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company") as of September 30, 2001 and December 31, 2000, and the results of its operations, changes in comprehensive income and changes in cash flows for the three- and nine-month periods ended September 30, 2001 and 2000. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of operating results for the full year.


NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.
----------------------------------------------

Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1), which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At September 30, 2001, Hoenig's minimum required net capital was approximately $994,000, its net capital ratio was 104 to 1, and its actual net capital was approximately $14,270,000, which was approximately $13,276,000 in excess of regulatory requirements. Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at September 30, 2001 was approximately (British Pounds)943,000 ($1,389,000); it had eligible capital of approximately (British Pounds)1,592,000 ($2,345,000) and excess financial resources at such date of approximately (British Pounds)649,000 ($956,000). Hoenig (Far East) Limited ("Far East") is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$12,546,000 ($1,608,000) at September 30, 2001, and it had actual liquid capital of approximately HK$83,465,000 ($10,700,000) and excess liquid capital of approximately HK$70,919,000 ($9,092,000).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS.
---------------------------------------------

Axe-Houghton Associates, Inc., the Company's wholly-owned asset management subsidiary ("Axe-Houghton"), is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were 11.5% ($326,097) and 0.41% ($17,186) at September 30, 2001, and 11.5% ($352,365) and 0.41% ($26,067) at December 31, 2000.
Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

The Company also maintains an investment in an unaffiliated multi-manager, market-neutral limited partnership, which is managed by a professional money manager. The Company's investment represented less than a 5% interest in the partnership at September 30, 2001 and is accounted for at fair market value. The value of this investment was $1.5 million and $1.4 million at September 30, 2001 and December 31, 2000, respectively.

NOTE 4 - SECURITIES RECEIVED IN FOREIGN SECURITIES EXCHANGES.
-------------------------------------------------------------

In June 2000, the Company received 805,000 shares of common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong ("Hong Kong shares"). In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange ("London shares"). In July 2001, the London shares split 10 for 1. As of September 30, 2001, the Company owned 33,000 Hong Kong shares and 500,000 London shares.

The value of the Hong Kong and London shares, which are accounted for at fair market value, was $0.04 million and $2.4 million, respectively, as of September 30, 2001, and is included in securities owned in the unaudited consolidated statements of financial condition. The value of the Hong Kong and London shares was $0.4 million and $3.4 million, respectively, as of December 31, 2000.

Included in investment income and other is an investment loss on these shares of $0.2 million and investment income of $1.3 million, respectively, for the three- and nine-month periods ended September 30, 2001.

NOTE 5 - ACCOUNTING PRONOUNCEMENTS.
-----------------------------------

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.


The FASB has issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 applies to all business combinations initiated after June 30, 2001 or business combinations accounted for under the purchase method for which the date of acquisition is after July 1, 2001. All business combinations in the scope of SFAS 141 are to be accounted for under only the purchase method of accounting. The Company does not expect the adoption of SFAS 141 to have a material impact on the financial position, results of operations, or cash flows of the Company.

SFAS 142 applies for fiscal years beginning after December 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company is currently assessing the potential impact of SFAS 142 on the Company's Consolidated Financial Statements.

NOTE 6- EARNINGS PER SHARE.
---------------------------

The FASB has issued SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations of basic and diluted earnings per share for the periods indicated:

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                  ------------------           -----------------
                                                                 2001            2000          2001         2000
                                                                 ----            ----          ----         ----
Net income (loss) available to common stockholders               $760,940   $5,266,521     ($560,377)    $9,471,296

       Weighted average shares outstanding                      7,910,840    8,064,935      7,907,169     8,134,915
       Effect of dilutive instruments
         Employee stock awards                                    985,142      975,040          --(1)       910,144
                                                               ----------      -------      ---------     ---------
       Total weighted average diluted shares                    8,895,982    9,039,975      7,907,169     9,045,059
                                                                ---------    ---------      ---------     ---------

Basic earnings (loss) per share                                     $0.10        $0.65        $(0.07)         $1.16
                                                                    =====        =====        =======         =====
Diluted earnings (loss) per share                                   $0.09        $0.58        $(0.07)         $1.05
                                                                    =====        =====        =======         =====

------------------------------------------
(1) In computing earnings per share resulting in a net loss, common stock equivalents are not included in the calculation as it would result in anti-dilution.

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


The following table illustrates significant financial data for each reportable segment for the periods indicated:

THREE MONTHS ENDED                       DOMESTIC              INTERNATIONAL
SEPTEMBER 30, 2001                       BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
----------------------------             ---------               ---------        ----------             -----
Revenues from external customers          $19,526,909          $ 2,193,209         $1,763,557        $23,483,675
Segment operating income (loss)             2,321,557            (446,594)            441,116          2,316,079
Segment assets                             34,782,280           33,267,968          5,238,098         73,288,346

THREE MONTHS ENDED                       DOMESTIC              INTERNATIONAL
SEPTEMBER 30, 2000                       BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
----------------------------             ---------               ---------        ----------             -----
Revenues from external customers          $16,677,717          $ 2,813,450         $3,038,137        $22,529,304
Segment operating income                    1,975,904               37,363          1,290,384          3,303,561
Segment assets                             31,946,281           27,609,187          8,470,730         68,026,198

NINE MONTHS ENDED                        DOMESTIC              INTERNATIONAL
SEPTEMBER 30, 2001                       BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
-------------------                      ---------               ---------        ----------             -----
Revenues from external customers          $59,689,674           $7,957,850         $5,807,313        $73,454,837
Segment operating income (loss)             7,441,302            (789,104)          1,593,266          8,245,464

NINE MONTHS ENDED                        DOMESTIC              INTERNATIONAL
SEPTEMBER 30, 2000                       BROKERAGE               BROKERAGE        ASSET MGMT             TOTAL
------------------                       ---------               ---------        ----------             -----
Revenues from external customers          $53,381,352          $10,689,743         $9,338,435        $73,409,530
Segment operating income (loss)(1)          7,011,077            (716,935)          3,918,171         10,212,313

Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                            ------------------                       -----------------
                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                               -------------                           -------------
                                           2001              2000                2001                 2000
                                           ----              ----                ----                 ----
OPERATING REVENUES:
Domestic brokerage                      $19,526,909       $16,677,717         $59,689,674          $53,381,352
International brokerage                   2,193,209         2,813,450           7,957,850           10,689,743
Asset management                          1,763,557         3,038,137           5,807,313            9,338,435
                                        -----------       -----------         -----------          -----------
Total operating revenues                $23,483,675       $22,529,304         $73,454,837          $73,409,530
                                        ===========       ===========         ===========          ===========

                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                            ------------------                       -----------------
                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                               -------------                           -------------
                                           2001              2000                2001                 2000
                                           ----              ----                ----                 ----
OPERATING INCOME(LOSS):
Domestic brokerage                       $2,321,557       $ 1,975,904         $ 7,441,302          $ 7,011,077
International brokerage                    (446,594)           37,363            (789,104)            (716,935)(1)
Asset management                            441,116         1,290,384           1,593,266            3,918,171
General corporate                        (1,012,518)       (1,149,716)         (3,154,329)          (3,520,284)
                                        -----------       -----------         -----------          -----------
Total operating income                    1,303,561         2,153,935           5,091,135            6,692,029
Net investment
   income (loss) and other                  286,991(3)      5,593,630(3)       (5,944,818)(2)(4)     7,621,912(4)
                                        -----------       -----------         -----------          -----------
Income (loss) before income taxes       $ 1,590,552       $ 7,747,565         $  (853,683)         $14,313,941
                                        ===========       ===========         ===========          ===========

--------------------------
(1) Included in international brokerage operating loss for nine months ended September 30, 2000 is a $1,016,991 one-time charge (which includes recognition of a $0.7 million foreign currency translation loss) related to the closing of the Company's Tokyo brokerage operations in June 2000.

(2) Included in net investment (loss) and other for the nine months ended September 30, 2001 is the $9,292,407 impairment write-off of the Company's investment in InstiPro Group, Inc.

(3) For the three months ended September 30, 2001, includes an investment loss of $0.2 million related to the ownership of the Hong Kong and London shares. For the three months ended September 30, 2000, includes investment income of $4.7 million related to the Hong Kong and London shares.

(4) For the nine months ended September 30, 2001, includes investment income of $1.3 million related to the ownership of the Hong Kong and London shares. For the nine months ended September 30, 2000, includes investment income of $5.5 million related to the Hong Kong and London shares.

NOTE 8 - INVESTMENT IN CONVERTIBLE NOTES.
----------------------------------------

In 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a business-to-business (B2B) on-line brokerage firm. The investment consisted of convertible notes and a warrant. The Company made an initial investment of $5.0 million on May 10, 2000, and two additional investments of $1.25 million each on September 6, 2000 and November 27, 2000. In addition, on January 10, 2001, the Company and Instinet Clearing Services, Inc. each made a $1.0 million investment in the form of a six-month bridge loan. These bridge loans, each of which were convertible into 400,000 shares, ranked senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes, and pari passu with each other. For periods prior to March 31, 2001, the investment in InstiPro was classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and was carried at fair market value.


As of March 31, 2001, InstiPro Group was unable to obtain additional capital needed to meet its operating and debt requirements. As a result, the Company incurred a one-time write-off during the first quarter 2001 of $9.3 million before taxes and $5.5 million after taxes, representing the full value of the Company's investment in InstiPro Group, including acquisition costs and interest receivable on the convertible notes. The value of this investment (including acquisition costs and interest receivable) at December 31, 2000 was $7,944,273.


On July 5, 2001, InstiPro Group Inc. filed a petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The bankruptcy trustee is in the process of liquidating InstiPro Group's assets at auction. The Company and Instinet Clearing Services, Inc. each have a priority lien of up to $1 million on the net proceeds received from these auctions. The liens of the Company and Instinet Clearing Services, Inc. rank pari passu with each other.


NOTE 9 - STOCKHOLDERS' EQUITY.
-----------------------------

From January 1 through September 30, 2001, the Company repurchased 78,000 shares of Common Stock at an aggregate cost of $0.8 million under the Company's repurchase programs. As of September 30, 2001, the Company has repurchased a total of 3,357,962 shares of Common Stock under its various repurchase programs and from the Estate of Ronald H. Hoenig (net of 937,203 shares issued out of Treasury Stock). The total cost of these purchases is $21,117,283.

In September 2001, the Company announced that it has authorized the repurchase of up to five hundred thousand (500,000) shares of the Company's Common Stock from time to time in open market and privately negotiated transactions subject to the availability of shares for repurchase at prices the Company considers to be attractive. This repurchase program is in addition to the November 1999 stock repurchase program, under which the Company is still authorized to repurchase 46,000 shares.

NOTE 10 - SUBSEQUENT EVENTS.
---------------------------

During October 2001, the Company sold its remaining 33,000 Hong Kong shares. As of November 14, 2001 the Company owns 500,000 London Stock Exchange shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to future growth, industry consolidation, acquisitions, dispositions and other business combinations, strategic alliances, investments and joint ventures, plans to address various technology issues, market risk, the Company's investment activities and its equity capital requirements. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, fluctuations in asset management performance, the Company's ability to recruit and retain highly skilled employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


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

The Company's earnings in any period are affected by its ability to earn commissions under independent research and directed brokerage arrangements on a timely basis because revenues are recorded only when earned, and related expenses are recorded when incurred. The timing of the receipt of commissions could cause fluctuations in earnings from year to year and quarter to quarter. The Company's earnings also may be affected by regulatory changes or industry sentiment regarding independent research arrangements and directed brokerage.

The Company's second largest source of revenues is investment management fees earned by Axe-

Houghton, the Company's asset management subsidiary, in connection with the provision of investment management services to institutional clients. Investment management fee revenues are a function of assets under management and the management fees charged. The profit margin on the Company's asset management business is higher than those on the Company's brokerage activities and also varies with the types of asset management services provided by the Company.

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

As the brokerage and asset management industries continue to consolidate, the Company considers various strategies to enhance stockholder value. These include, among others, strategic alliances; investments and joint ventures; spin-offs; purchase, sale or merger transactions with other companies; a reorganization of the Company; and other similar transactions. In considering any of these strategies, the Company evaluates the consequences of such strategy, including, among other things, the tax effects of the transaction and the accounting consequences of the transaction. In addition, such strategies could have various other significant consequences, including changes in the management, control or operational or acquisition strategies of the Company. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

In June 2000, the Company received 805,000 shares of the common stock of the Hong Kong Exchanges and Clearing Limited in connection with its ownership of a seat on The Stock Exchange of Hong Kong. In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange in connection with its ownership of a seat on the London Stock Exchange. In July 2001, the London shares split 10 for 1. As of September 30, 2001, the Company owned 33,000 Hong Kong shares valued at $0.04 million and 500,000 London shares valued at $2.4 million. The Company marks to market the Hong Kong and London shares. Fluctuations in the market values of these shares could have a material effect on the Company's investment income and other in future periods.

In 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a business-to-business (B2B) on-line brokerage firm. The investment consisted of convertible notes and warrants. The Company made an initial investment of $5.0 million on May 10, 2000, and two additional investments of $1.25 million each on September 6, 2000 and November 27, 2000. In addition, on January 10, 2001, the Company and Instinet Clearing Services, Inc. each invested $1.0 million in InstiPro Group, Inc. in the form of a six-month bridge loan. These bridge loans, each of which were convertible into 400,000 shares, ranked senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes, and pari passu with each other.

As of March 31, 2001, InstiPro Group was unable to obtain additional capital needed to meet its operating and debt requirements. As a result, during the first quarter 2001, the Company incurred a one-time impairment write-off of $9.3 million before taxes and $5.5 million after taxes, representing the full value (including acquisition costs and accrued interest on the convertible notes) of its investment in InstiPro Group. As a result of the write-off, the Company no longer earns interest income on the convertible notes as it had in 2000. On July 5, 2001, InstiPro Group Inc. filed a petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The bankruptcy trustee is in the process of liquidating InstiPro Group's assets at auction. The Company and Instinet Clearing Services, Inc. each have a priority lien of up to $1 million on the net proceeds received from these auctions. The liens of the Company and Instinet Clearing Services, Inc. rank pari passu with each other.

FINANCIAL RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS SEPTEMBER 30, 2000

The Company's operating income for the three months ended September 30, 2001 decreased 39.5% to $1.3 million from $2.2 million during the same period in 2000. This decline resulted from a 65.8% decrease ($0.8 million) in the operating income of asset management operations and a $0.5 million decrease in operating income from international brokerage operations. These declines offset a 17.5% increase ($0.3 million) in the operating income of domestic brokerage operations.

The Company's net income for the three months ended September 30, 2001 decreased 85.6% to $0.8 million, as compared to $5.3 million during the same period in 2000. Net income for the third quarter 2001 includes an investment loss of $0.2 million (net of tax) related to the Company's ownership of publicly traded shares of the Hong Kong Exchanges and Clearing Limited and of the London Stock Exchange. Net income for the same period in 2000 includes investment gains of $3.4 million (net of tax) related to the Hong Kong and London shares. Net income excluding the value of the Hong Kong and London shares was $0.9 million for the third quarter 2001, as compared to $1.9 million for the same period in 2000.

Operating revenues for the three months ended September 30, 2001 increased 4.2% to $23.5 million from $22.5 million during the same period in 2000. This increase resulted primarily from a 17.1% increase in operating revenues of domestic brokerage operations, which more than offset a 42.0% decrease in operating revenues of investment management operations and a 22.0% decrease in operating revenues of the international brokerage operations.

Domestic brokerage revenues for the three months ended September 30, 2001 increased to $19.5 million from $16.7 million during the same period in 2000. Operating income of the Company's domestic brokerage operations for the third quarter 2001 increased 17.5% to $2.3 million, as compared to $2.0 million during the same period in 2000, primarily due to increased trading activity.

International brokerage revenues decreased 22.0% to $2.2 million for the three months ended September 30, 2001, as compared to $2.8 million during the same period in 2000, as a result of reduced trading volume in certain foreign markets and decreased trading activity of existing customers. The decrease in international brokerage revenues reflects a 25.3% decline in operating revenues of the Hong Kong brokerage operations and a 15.4% decrease in operating revenues of the United Kingdom brokerage operations. International brokerage operations incurred an operating loss of $0.4 million for the three months ended September 30, 2001, as compared to operating income of $0.1 million during the same period in 2000.

Investment management fee revenues decreased 42.0% to $1.8 million for the third quarter 2001, as compared to $3.0 million during the same period in 2000. This decrease in investment management fee revenues is primarily due to a decrease in assets managed in small capitalization growth equity-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in the small capitalization growth disciplines decreased 47.7% to $607.5 million as of September 30, 2001 (18.7% of total assets under management as of September 30, 2001) from $1.2 billion as of September 30, 2000 (24.5% of total assets under management as of September 30, 2000), as a result of declines in investment performance and withdrawals of assets during the fourth quarter 2000 and first quarter 2001. Axe-Houghton's two most recent small capitalization growth equity-related disciplines, Focused Growth Equities and Technology Growth, which together represented $245.9 million of assets under management as of September 30, 2000, decreased to $9.4 million at September 30, 2001 due to declines in investment performance and withdrawals of assets, including all assets managed in the Technology Growth discipline. Total assets under management decreased 31.6% to $3.2 billion as of September 30, 2001 from $4.7 billion as of September 30, 2000. Total assets under management were $4.0 billion as of June 30, 2001. The decrease in assets under management since June 2001 is due primarily to declines in investment performance. Operating income of the Company's asset management operations for the three months ended September 30, 2001 decreased 65.8% to $0.4 million from $1.3 million during the same period in 2000, primarily as a result of the decrease in small capitalization growth equity-related assets under management.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended September 30, 2001 increased 16.3% to $11.0 million from $9.4 million during the same period in 2000. These expenses were 50.7% of commission revenues during the three months ended September 30, 2001, as compared to 48.6% during the same period in 2000. These expenses increased as a percentage of commission revenues primarily due to (i) an increase in the proportion of research expenses incurred in advance of commission revenues earned; (ii) a decrease in execution-only commissions as a percentage of total commissions earned for the third quarter 2001; and (iii) a modest decline in the average ratio charged to the Company's brokerage customers for the provision of research and services. The Company often incurs research expenses in advance of receiving commissions from new accounts. The increase in the proportion of research expenses incurred in advance of commissions during the third quarter 2001 is partially attributable to an increase in new accounts.

Clearing, floor brokerage and exchange charges increased 22.5% to $2.5 million during the three months ended September 30, 2001 from $2.0 million during the same period in 2000. These expenses represented 11.6% of commission revenues during the three months ended September 30, 2001, as compared to 10.6% of commission revenues during the same period in 2000. The increase in these expenses as a percentage of commission revenues primarily was due to (i) an increase in the percentage of commissions earned by the Company under correspondent broker arrangements where the Company executes trades on behalf of other brokers; and (ii) an increase in costs incurred on domestic trades executed through ECNs and other electronic trading networks. The Company's profit margin under correspondent broker arrangements is lower than that on other types of brokerage services.

Employee compensation was $6.1 million for each of the three-month periods ended September 30, 2001 and September 30, 2000.

All other expenses for the three months ended September 30, 2001 decreased 7.8% to $2.6 million from $2.9 million in the third quarter 2000. This decrease resulted primarily from a decrease in trading related errors and interest expenses associated with the clearing and settlement of brokerage transactions.

Net investment income and other for the three months ended September 30, 2001 was $0.3 million, as compared to $5.6 million during the same period in 2000. Net investment income and other for the third quarter 2001 includes $0.2 million in investment losses on the Hong Kong and London shares. Net investment income and other for the third quarter 2000 includes investment gains of $4.7 million related to the Hong Kong and London shares.


NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS SEPTEMBER 30, 2000

The Company's financial results for the nine months ended September 30, 2001, particularly net investment (loss) income and other, net (loss) income and net
(loss) income per share, were affected adversely by the one-time $9.3 million ($5.5 million after taxes) impairment write-off of the Company's InstiPro Group, Inc. investment during the first quarter 2001.

The Company's financial results for the nine months ended September 30, 2001 before and after the first quarter impairment write-off and for the nine months ended September 30, 2000 are as follows:

Nine Months Ended September 30,
-------------------------------

                                                                           ADJUSTED
                                                    2001                    2001(1)                  2000
                                                    ----                    -------                  ----
Operating Revenues                               $73,454,837              $73,454,837            $73,409,530
Operating Income                                   5,091,135                5,091,135              6,692,029(2)
Net Investment (Loss) Income and Other(3)         (5,944,818)               3,347,589              7,621,912
Income (Loss) Before Income Taxes                   (853,683)               8,438,724             14,313,941
Net (Loss) Income                                   (560,377)               4,977,635              9,471,296
Net (Loss) Income Per Share
    Basic                                             $(0.07)                   $0.63                  $1.16
    Diluted                                           $(0.07)                   $0.56                  $1.05

(1) Financial data excluding the $9.3 million ($5.5 million after tax) write-off of the Company's investment in InstiPro Group, Inc.

(2) Included in the financial results for the nine months ended September 30, 2000 is a $1.0 million ($0.6 million after tax) one-time charge related to the closing of the Company's Tokyo brokerage office.

(3) For the nine months ended September 30, 2001, includes investment gains of $1.3 million related to the Hong Kong and London shares. For the nine months ended September 30, 2000, includes investment gains of $5.5 million related to the Hong Kong and London shares.


The Company's operating income for the nine months ended September 30, 2001 decreased 23.9% to $5.1 million from $6.7 million during the same period in 2000. The decrease in operating income for the nine months ended September 30, 2001 is primarily attributable to a 59.3% decrease ($2.3 million) in the operating income of the asset management operations and a 10.1% greater operating loss from international brokerage operations. The decline in results from asset management and international brokerage operations more than offset a 6.1% increase in operating income of domestic brokerage operations.

As a result of the $9.3 million ($5.5 million after taxes) impairment write-off of the InstiPro Group investment, the Company incurred a net loss of $0.6 million during the nine months ended September 30, 2001, as compared to net income of $9.5 million during the same period in 2000. Net income for the nine months ended September 30, 2001 includes investment income of $1.0 million (net of tax) related to the Company's ownership of the Hong Kong and London shares. Net income for the same period in 2000 includes investment gains of $4.2 million (net of tax) related to the Hong Kong and London shares. The Company's net income for the nine months ended September 30, 2001, excluding the first quarter InstiPro Group write-off, was $5.0 million.

Operating revenues for the nine months ended September 30, 2001 increased to $73.5 million from $73.4 million during the same period in 2000. This increase resulted primarily from an 11.8% increase in operating revenues of domestic brokerage operations, which more than offset a 37.8% decrease in operating revenues of asset management operations and a 25.6% decrease in operating revenues of international brokerage operations.

Domestic brokerage revenues for the nine months ended September 30, 2001 increased 11.8% to $60.0 million, as compared to $53.4 million during the same period in 2000. Operating income of the Company's domestic brokerage operations for the nine months ended September 30, 2001 increased 6.1% to $7.4 million, as compared to $7.0 million during the same period in 2000, primarily due to an increase in trading activity.

International brokerage revenues decreased 25.6% to $8.0 million for the nine months ended September 30, 2001, as compared to $10.7 million during the same period in 2000, as a result of reduced trading volume in certain foreign markets and a decrease in trading activity of existing customers. The decrease in international brokerage revenues reflects (i) a 38.8% decline in operating revenues of the United Kingdom brokerage operation; (ii) a 16.7% decline in operating revenues from the Hong Kong brokerage operations; and (iii) the absence of approximately $0.2 million in revenues earned in Tokyo in 2000 prior to the closing of the Company's Tokyo brokerage operations in June 2000. International brokerage operations incurred a 10.1% greater operating loss of $0.8 million for the nine months ended September 30, 2001, as compared to an operating loss of $0.7 million during the same period in 2000. The international brokerage operating loss for the nine months ended September 30, 2000 includes the $1.0 million one-time charge related to the closing of the Company's Tokyo brokerage operations.

Investment management fee revenues decreased 37.8% to $5.8 million during the nine months ended September 30, 2001, as compared to $9.3 million during the same period in 2000. This decrease in investment management fee revenues is due to declines in investment performance and a decrease in assets managed in small capitalization growth equity-related disciplines as discussed above. Operating income of the Company's asset management operations for the nine months ended September 30, 2001 decreased 59.3% to $1.6 million from $3.9 million during the same period in 2000, primarily as a result of the decrease in small capitalization growth equity-related assets under management.

During the nine months ended September 30, 2001, expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, increased 8.5% to $34.0 million from $31.3 million during the same period in 2000. These expenses were 50.5% of commission revenues for the nine months ended September 30, 2001, as compared to 49.1% during the same period in 2000. These expenses increased as a percentage of commission revenues primarily due to (i) an increase in the proportion of research expenses incurred in advance of commission revenues earned; (ii) a decrease in execution-only commissions as a percentage of total commissions earned; and
(iii) a modest decline in the average ratio charged to the Company's brokerage customers for the provision of research and services.

Clearing, floor brokerage and exchange charges increased 12.7% to $7.7 million during the nine months ended September 30, 2001, from $6.8 million during the same period in 2000. These expenses represented 11.4% of commission revenues during the nine months ended September 30, 2001, as compared to 10.7% of commission revenues during the same period in 2000. The increase in these expenses as a percentage of commission revenues primarily was due to (i) an increase in the percentage of commissions earned by the Company under correspondent broker arrangements where the Company's profit margin is lower; and (ii) an increase in costs incurred on domestic trades executed through ECNs and various electronic trading networks.

Employee compensation decreased 4.4% to $18.2 million for the nine months ended September 30, 2001 from $19.0 million during the same period in 2000. This resulted primarily from a decrease in discretionary and performance-based bonus compensation expense.

All other expenses for the nine months ended September 30, 2001 remained at $8.5 million in both 2001 and 2000. This resulted primarily from an increase in expenses related to trading errors, offset by a reduction in interest expense associated with the clearing and settlement of domestic brokerage transactions.

As a result of the InstiPro Group impairment write-off of $9.3 million, the Company had a net investment loss and other of $5.9 million in the nine months ended September 30, 2001, as compared to net investment income and other of $7.6 million during the same period in 2000. Excluding the impairment write-off, net investment income and other for the nine months ended September 30, 2001 decreased 56.1% to $3.3 million, as compared to $7.6 million during the same period in 2000. Net investment income and other for the nine months ended September 30, 2001 includes $1.3 million in investment gains on the Hong Kong and London shares. Net investment income and other for the nine months ended September 30, 2000 includes $5.5 million in investment gains on the Hong Kong and London shares.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $60.3 million, as compared to $56.8 million at June 30, 2001. All receivables from correspondent brokers and dealers are deemed to be fully collectible, and no provision for uncollectibles was required.

The Company believes that its current capital resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future operating needs. The Company from time to time considers various strategies to enhance stockholder value, including strategic alliances, investments and joint ventures, spin-offs, purchase, sale or merger transactions with other companies, and other similar transactions, which could potentially have an impact on liquidity and capital resources.

The Company maintains overseas overdraft facilities, which bear variable rates of interest based upon prevailing market rates in the United Kingdom, Europe, Hong Kong and Japan. These facilities are used to facilitate the settlement of daily trading activities. There were no amounts outstanding under these facilities as of September 30, 2001.

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

At September 30, 2001, the Company owned 33,000 Hong Kong shares with a market value of $0.04 million and 500,000 London shares with a market value of $2.4 million. The Company's investments in the Hong Kong and London shares are valued at market, and are subject to both equity price and foreign exchange risk. The Company monitors and reviews these investments on a daily basis.

During October 2001, the Company sold its remaining 33,000 Hong Kong shares. As of November 14, 2001, the Company owns 500,000 London shares.

As of March 31, 2001, the Company incurred a one-time impairment write-off of $9.3 before taxes and $5.5 million after taxes, representing the full value of the Company's investment (including acquisition costs and accrued interest) in InstiPro Group, Inc. On July 5, 2001, InstiPro Group Inc. filed a petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The bankruptcy trustee is in the process of liquidating InstiPro Group's assets at auction. The Company and Instinet Clearing Services, Inc. each have a priority lien of up to $1 million on the net proceeds received from these auctions. The liens of the Company and Instinet Clearing Services, Inc. rank pari passu with each other.

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         10.6 Amendment, dated September 26, 2001, to the Employment Agreement, dated January 1, 2000, between the registrant and Fredric P. Sapirstein


(B)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       Hoenig Group Inc.



Date: November 14, 2001            By:  /s/ Fredric P. Sapirstein
                                       -----------------------------
                                       Fredric P. Sapirstein,
                                       Chairman and
                                       Chief Executive Officer




Date: November 14, 2001            By:  /s/ Alan B. Herzog
                                       -----------------------------
                                       Alan B. Herzog,
                                       Chief Operating Officer and
                                       Chief Financial Officer