Form 10-K
period 2001-12-31
HOENIG GROUP INC
filed 2002-03-29
CIK 878551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2001
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

                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 25, 2002: Common Stock, par value $0.01 per share, $48,324,173.

As of March 25, 2002, there were 7,922,317 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated by reference in Part IV from prior filings.

                                     PART I

ITEM 1.  BUSINESS

NEW DEVELOPMENTS

Sale of Hoenig Group Inc.

On February 28, 2002, Hoenig Group Inc. announced that it has signed an agreement under which Investment Technology Group, Inc. (ITG) will acquire Hoenig Group Inc. for approximately $115 million, or approximately $12.34 to $12.59 per share, in cash, subject to stockholder approval at a special meeting of stockholders expected to be held before the end of the second quarter 2002.

The sale price is subject to adjustment depending upon the amount received by Hoenig Group Inc. in its previously announced sales of the businesses of Axe-Houghton Associates, Inc., its asset management subsidiary. The exact amount per share that Hoenig Group Inc. stockholders will receive upon completion of the sale to ITG will be announced when the Axe-Houghton sales are complete, but in no event less than ten business days before the special meeting. The sale to ITG is contingent upon, among other things, completion of the sales of the Axe-Houghton businesses and obtaining approval from Hoenig Group Inc. stockholders and from regulatory authorities, and is expected to be completed by the end of the second quarter 2002.

Sale of Axe-Houghton Businesses in Three Transactions

Hoenig Group Inc. has agreed to sell the Axe-Houghton businesses in three separate transactions. The first transaction, which was announced on November 29, 2001 and completed on January 31, 2002, involved the sale of Axe-Houghton's Core International ADR and Domestic Equity Index institutional investment management businesses to The Bank of New York in exchange for approximately $5.4 million in cash.

The second and third transactions to sell the remaining businesses of Axe-Houghton were announced on February 12, 2002 and are expected to be completed by April 30, 2002, subject to the receipt of client consents and satisfaction of customary closing conditions. Hoenig Group Inc. has agreed to sell the Value and Balanced Equity institutional investment management businesses of Axe-Houghton to Byram Capital Management LLC, a registered investment adviser formed by Seth M. Lynn, Jr., Axe-Houghton's current President, and four other Axe-Houghton employees.

In a separate transaction, Hoenig Group Inc. has agreed to sell all of the stock of Axe-Houghton, together with the remaining small capitalization growth equity-related investment disciplines, to Axe Holding Corp., an entity formed by the principals of Palisade Capital Management LLC, a privately-owned registered investment adviser. Two executives of Axe-Houghton responsible for managing the small capitalization growth equity-related disciplines will receive equity in the continuing business after the sale of Axe-Houghton to the Palisade Capital Management group, with no additional payments to them from Axe-Houghton or Hoenig Group Inc. in connection with the sale.


GENERAL

Hoenig Group Inc., through its wholly-owned brokerage subsidiaries, Hoenig & Co., Inc., Hoenig & Company Limited and Hoenig (Far East) Limited, provides global securities brokerage, marketing and distribution of proprietary and independent research and other services to institutional investors. Through its asset management subsidiary, Axe-Houghton Associates, Inc., the Company provides professional investment management services to public and corporate employee benefit plans and other institutional clients. The term "Company" refers to Hoenig Group Inc. and its operating subsidiaries.

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

DOMESTIC AND INTERNATIONAL SECURITIES BROKERAGE

The principal activity of the Company is providing high quality trade execution services in global equities to institutional customers. The Company's brokerage customers are primarily hedge funds, investment partnerships, investment advisers, banks, insurance companies, corporations, employee benefit plans, mutual funds, and other investment professionals. The Company also provides its customers with proprietary and independent research and other services.

The Company earns commissions in connection with various brokerage services:

     o providing independent research and other services to investment managers;

     o paying expenses of, or commission refunds to, customers under directed brokerage or commission recapture arrangements;

     o    providing proprietary research to investment managers; and

     o    execution-only services.

Approximately 78% of the Company's total brokerage commissions in 2001 were earned in connection with the provision of independent research and directed brokerage arrangements. The remaining 22% of total commissions relate to execution-only services and proprietary research. The Company's international brokerage operations rely more heavily on the provision of independent research, with execution-only services and proprietary research representing 17% of international commissions earned in 2001. Directed brokerage arrangements are less common in international markets and have not historically represented a significant part of the Company's international brokerage business. Commissions earned in connection with providing execution-only services and proprietary research represent a higher percentage (approximately 22%) of commissions earned by the Company's domestic brokerage operations.

The Company generally expects a certain amount of commissions for every $1 in research, other services and commission refunds provided under independent research and directed brokerage arrangements. This ratio is not fixed and may vary on an individual customer basis. Ratios have been, and continue to be, under competitive downward pressure in the United States, as well as in international markets.

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

           EXECUTION-ONLY SERVICES

Execution-only brokerage refers to the execution of equity trades for customers as agent on a competitive commission rate basis and, through March 8, 2002, the execution of transactions in U.S. fixed income securities as riskless principal. These types of transactions include executing orders of large blocks of equity and fixed income securities on a discrete basis and corporate stock repurchase programs. In addition, the Company generated execution-only brokerage in fixed income securities by identifying fixed income securities available in the market that may meet the particular portfolio needs of customers.

The Company derived approximately 22% of its total commission revenues in 2001, 24% in 2000, and 26% in 1999 from execution-only brokerage and proprietary research.

           SALES AND MARKETING

As of December 31, 2001, the sales, marketing and client services staff for the Company's domestic and international brokerage operations comprised 14 full-time professionals: 10 in the United States, 2 in London, and 2 in Hong Kong. These individuals manage established customer relationships and solicit new business for the Company's brokerage services. In doing so, the sales and marketing staff works to identify investment styles, trading techniques and research requirements of customers.

The sales and marketing representatives also serve as a link between research service providers and existing or potential customers. They work closely with the Company's customers to identify which products and services suit their investment needs and continuously seek to introduce independent research products and other services to existing and prospective customers. Similarly, the Company's sales and marketing personnel also promote and sell the Company's proprietary research and other brokerage services, including execution-only services.

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

ASSET MANAGEMENT

Axe-Houghton Associates, Inc. is a U.S. investment adviser registered under the Investment Advisers Act of 1940. Axe-Houghton provides professional investment management for public and corporate employee benefit plans, investment partnerships and other institutional clients in the United States and also acts as the general partner of two investment limited partnerships. In 2001, it specialized in active small capitalization growth equity management, small and mid-capitalization value management, as well as international indexing using American Depositary Receipts (ADRs).

As of December 31, 2001, Axe-Houghton's assets under management were $3.94 billion, as compared with $4.43 billion at the end of 2000 and $4.96 billion at the end of 1999. Assets under management decreased in 2001 due primarily to decreased investment performance and the resulting loss of assets managed in certain disciplines, primarily in Axe-Houghton's small capitalization growth equity-related disciplines, Small Capitalization Growth Equities and Focused Growth. Assets managed in the Small Capitalization Growth Equities discipline decreased to $679.3 million at the end of 2001 from $901.3 million at the end of 2000. Assets managed in Small Capitalization Growth Equities were $1.2 billion as of December 31, 1999. Assets under management in Focused Growth decreased to $11.8 million at December 31, 2001 from $103.4 million at the end of 2000.

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

At December 31, 2001, Axe-Houghton's marketing and client services staff consisted of three full-time professionals. These individuals work directly with potential clients, as well as with various investment management consulting firms, to introduce Axe-Houghton's investment disciplines and performance records to institutional clients. They also provide client service to managed accounts.

EMPLOYEES

At December 31, 2001, the Company employed 103 people on a full-time basis, which included 6 in executive positions, 27 in floor positions or positions as brokers, 17 in sales and marketing positions, 6 in proprietary research, 13 in accounting, legal and compliance positions, 7 in investment positions, 3 in information technology and 24 in clerical or other positions. Of the 103 employees, 56 were employed by Hoenig & Co., 5 by Hoenig Group Inc., 15 by Axe-Houghton, 16 by Hoenig (Far East) Limited and the remaining 11 by Hoenig & Company Limited. All of the Company's offices, except the New York, NY office, engage in both marketing and brokerage activities. The Company considers its relations with employees generally to be good.

CUSTOMER RELATIONSHIPS

The Company has existing brokerage relationships with over 500 institutional customers worldwide. The Company's 10 and 20 largest customers accounted for 30.5% and 43.5%, respectively, of total revenues for the year ended December 31, 2001, and 33.6% and 45.4% and 33.4% and 45.5%, respectively, of total revenues for the years ended December 31, 2000 and 1999. A significant percentage of the Company's largest customers are hedge funds, investment partnerships and other private investment funds. One domestic brokerage customer accounted for 10.8% of the Company's revenues for the year ended December 31, 2001. No single customer accounted for 10% or more of the Company's revenues for any of the years ended December 31, 2000 and 1999.

The Company believes that its brokerage customer list is broadly based, with a particular expertise among hedge funds, investment partnerships and other private investment funds. Approximately 84% of the Company's brokerage business is executed in U.S. markets, and the majority of its customers are located in the United States. The Company's ability to assist its customers in executing securities transactions in many of the world's major markets reduces its reliance on volume and trading in any one particular market, other than the United States. Sales and marketing personnel located in the Company's international offices are responsible primarily for developing local customer relationships which help to diversify the Company's customer base.

The Company maintains a limited number of retail brokerage accounts. These accounts are primarily the accounts of employees (who generally are required to trade through the Company), their relatives and friends of the Company. The Company does not compete for retail business.

As of December 31, 2001, the Company had 26 advisory clients which maintained 36 investment advisory accounts. Five of these accounts are maintained for affiliates. As of December 31, 2000, the Company had 31 advisory clients which maintained 41 investment advisory accounts, including four of affiliates. As of December 31, 1999, the Company had 31 advisory clients which maintained 42 investment advisory accounts, including four of affiliates.

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

The quality and cost of trade execution are the primary considerations in competing for execution-only brokerage. The Company generally does not make position bids or offers or otherwise commit its capital to trading. Consequently, the Company may not be able to compete for brokerage business in cases where another broker-dealer commits its own capital or is able to execute transactions at a lower cost.

The Company believes that it successfully competes for brokerage business because of the quality of its trade execution and customer service, its global execution capabilities and the variety and quality of the independent and proprietary research and other services that it provides. The Company believes that important competitive factors in the securities brokerage business are the ability of professional personnel to understand and anticipate the customer's requirements and expectations and to provide high-quality products and services at competitive prices. Management believes that its knowledge of, and relationships with, numerous third-party service providers enable it to compete effectively for commission business.

The Company's asset management business competes with other registered investment advisers, full-service brokerage firms, mutual funds, banks, trust companies, investment counselors and other investment professionals. A significant number of these competitors have greater capital and other resources than the Company and offer clients a broader range of asset management disciplines. Some of the competing firms offer these services at rates lower than those charged by the Company. The Company's asset management business also competes with other investment managers on the basis of historical investment performance results, some of which have better or longer-term investment performance records than the Company. The Company believes that it successfully competes with other investment professionals because of the high quality of the portfolio management and client services that it provides, which often is more important to attracting and retaining investment management clients than the fee rate charged. The Company has agreed to sell its asset management businesses. See "New Developments - Sale of Axe-Houghton Businesses in Three Transactions."

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

REGULATION

Broker-dealers and investment advisers are subject to regulation covering virtually all aspects of their businesses. The Company is subject to extensive regulation under U.S. federal and state law and by certain U.S. self-regulatory bodies, including the New York Stock Exchange (NYSE) and various other stock exchanges, the U.S. Securities and Exchange Commission (SEC), the National Association of Securities Dealers Regulation, Inc. (NASDR) and several foreign regulatory bodies. Through its subsidiaries, the Company is a member of the NYSE, all major regional U.S. exchanges, the London Stock Exchange (LSE) and The Stock Exchange of Hong Kong, and is an associate member of the American Stock Exchange. The Company's brokerage subsidiaries are registered as broker-dealers in a number of countries.

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

Hoenig & Co. also is subject to regulation in various states.

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


On December 27, 2001, the SEC issued an interpretative release extending the
Section 28(e) safe harbor to certain riskless principal transactions. The SEC issued the release in a response to a request from The Nasdaq Stock Market, Inc. to reconsider the SEC's prior interpretation that the Section 28(e) safe harbor does not extend to transactions where the broker executes the transaction as principal, including riskless principal. In its release, the SEC stated that the
Section 28(e) safe harbor would apply to riskless principal trades provided that

     o any markup, markdown, commission equivalent or other fee paid to the dealer for executing the transaction and the transaction price are fully and separately disclosed on a confirmation;

     o both legs of the riskless principal transaction are executed at the same price to be reported once, like an agency trade; and

     o the transaction is reported under conditions that provide independent and objective verification of the transaction price, subject to regulatory oversight.

The SEC's interpretation effectively broadens the scope of the Section 28(e) safe harbor so that it may be applied to a greater variety of transactions that previously were not covered by the safe harbor, in particular riskless principal trades in Nasdaq-listed securities.

The SEC from time to time has been urged by competitors of the Company and others to seek Congressional reconsideration of Section 28(e) or alter its scope through interpretation. From time to time, other regulatory or governmental entities, as well as industry groups, have issued statements, reports and best practices regarding soft dollars. Any regulatory changes or industry best practices that narrow the definition of research provided in Section 28(e) or limit the scope of the
Section 28(e) safe harbor, or impose onerous record-keeping, reporting or other obligations regarding soft dollar and directed brokerage arrangements would have a material adverse effect on the Company's business.

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

NET CAPITAL REQUIREMENTS

The Company's brokerage subsidiaries are subject to various net capital requirements. Hoenig & Co. is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that Hoenig & Co. maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 2001, Hoenig & Co.'s net capital ratio was 2.32 to 1. Hoenig & Company Limited is required to maintain financial resources of at least 110% of its capital requirement (as defined). Hoenig (Far East) Limited is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of the average quarterly liabilities. The table below summarizes the capital positions for each brokerage subsidiary at December 31, 2001:

                                            Minimum          Actual/Eligible Capital            Excess of
                                       Required Capital             12/31/01                   Requirement
                                       ----------------             --------                   -----------
Hoenig & Co., Inc.                         $2,149,000            $13,907,000                    $11,758,000

Hoenig & Company Limited                   $1,455,000             $3,285,000                     $1,830,000
                                      (pounds 999,000)     (pounds 2,256,000)             (pounds 1,257,000)

Hoenig (Far East) Limited                  $1,267,000             $9,742,000                     $8,475,000
                                       (HK $9,879,000)        (HK$75,990,000)                (HK$66,111,000)


ITEM 2.  PROPERTIES

The Company's headquarters occupies office space of approximately 28,000 square feet at Reckson Executive Park, 4 International Drive, Rye Brook, NY 10573, under a lease which expires on December 31, 2010. The Company leases an additional 9,425 square feet of office space in Boston, New York City, London and Hong Kong under leases which expire or are terminable at various times beginning in September 2002 through June 2005. The Company also leases 575 square feet in New Rochelle, NY on a month-to-month basis.


ITEM 3.  LEGAL PROCEEDINGS

There were no legal proceedings required to be disclosed by this Item.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is listed on The National Market of The Nasdaq Stock Market under the symbol HOEN.

The following table sets forth the high and low sales prices for the Common Stock as reported by Nasdaq for the eight quarters ended December 31, 2001:

PERIOD ENDED                                       COMMON STOCK
------------                                       ------------
                                          HIGH                      LOW
                                          ----                      ---
March 31, 2001                          $14.875                   $10.000
June 30, 2001                            11.625                     9.900
September 30, 2001                       12.000                     9.780
December 31, 2001                        11.250                     8.500


PERIOD ENDED                                       COMMON STOCK
------------                                       ------------
                                          HIGH                       LOW
                                          ----                      ---
March 31, 2000                          $10.062                    $8.062
June 30, 2000                            10.125                     8.00
September 30, 2000                       11.00                      9.75
December 31, 2000                        11.00                      9.50

The Company has not paid dividends on its Common Stock since February 1997. At the present time, the Company does not intend to reinstate the dividend.

Based on information supplied by Continental Stock Transfer & Trust Company, the Company's transfer agent, the Company believes that there were approximately 470 holders of record and beneficial owners of Common Stock on March 25, 2002. The closing price of the Common Stock was $12.31 on March 25, 2002.


ITEM 6.  SELECTED FINANCIAL DATA

                                                            Summary Consolidated Financial Data
                                                            (In thousands except per share amounts)

                                                                   Year ended December 31,
                                                                   -----------------------
                                              Adjusted                  Adjusted
                                    2001       2001(1)      2000         2000(2)      1999       1998       1997
                                    ----       ----         ----         ----         ----       ----       ----
Income Statements
Operating revenues                $101,562   $101,562    $100,111       $100,111     $91,786    $83,944    $76,315
Operating income                     7,865      7,865       9,858         10,872       8,733      7,142      3,900
Net investment (loss) income
  and other                         (4,956)     4,337       7,818          3,171       2,296      1,280      2,097
Income before income taxes           2,909     12,202      17,676         14,043      11,029      8,422      5,997
Net income                           1,917      7,512      11,430          8,367       6,377      4,686      3,580
Net income per share basic(3)         0.24       0.95        1.41           1.03        0.74       0.53       0.38
Net income per share diluted(3)       0.22       0.84        1.26           0.93        0.67       0.50       0.37
Weighted average shares and
  equivalents outstanding            8,895      8,895       9,037          9,037       9,495      9,446      9,771

                                                                    Year ended December 31,
                                                                   -----------------------
                                    2001                    2000                      1999       1998       1997
                                    ----                    ----                      ----       ----       ----
Balance Sheets
Total assets                       $98,615                $95,473                    $70,508    $63,340    $61,021
Stockholders' equity               $52,019                $50,342                    $41,253    $40,017    $39,526


--------------
(1) Financial data excluding the $9.3 million ($5.6 million after tax) write-off of the Company's investment in InstiPro Group, Inc. See Note 12 to the Consolidated Financial Statements for information relating to the Company's investment in InstiPro Group, Inc. and the resulting write-off.
(2) Financial data before (i) special charge of $1.0 million (before taxes) and $0.6 million (after taxes) taken in 2000 with respect to the closing of the Company's Tokyo brokerage operations, and (ii) the $4.6 million (before taxes) and $3.7 million (after taxes) of appreciation in value and realized gains on publicly-traded shares of common stock received by the Company in connection with its ownership of seats on the London Stock Exchange and The Stock Exchange of Hong Kong. See Notes 9 and 13 to the Consolidated Financial Statements for information relating to the London and Hong Kong shares and the Tokyo office closing, respectively.
(3) See Note 20 to the Consolidated Financial Statements for information regarding earnings per share computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to future growth, industry consolidation, acquisition and expansion plans, strategic alliances, investments, joint ventures, sales and other business combinations, plans to address various technology issues, market risk, the Company's investment activities and its equity capital requirements. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, the ability to satisfy conditions to closing the sales described herein, general economic conditions, market fluctuations, competitive conditions within the brokerage and asset management businesses, stock market prices and trading volumes, changes in demand for asset management and securities brokerage services, the Company's ability to recruit and retain highly skilled employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report.

NEW DEVELOPMENTS

Sale of Hoenig Group Inc.

On February 28, 2002, the Company announced that it has signed an agreement under which Investment Technology Group, Inc. (ITG) will acquire the Company for approximately $115 million, or approximately $12.34 to $12.59 per share, in cash, subject to stockholder approval at a special meeting of stockholders expected to be held before the end of the second quarter 2002.

The sale price is subject to adjustment depending upon the amount received by the Company in its previously announced sales of the businesses of Axe-Houghton Associates, Inc., its asset management subsidiary. The exact amount per share that Hoenig Group Inc. stockholders will receive upon completion of the sale to ITG will be announced when the Axe-Houghton sales are complete, but in no event less than ten business days before the special meeting. The sale to ITG is contingent upon, among other things, completion of the sales of the Axe-Houghton businesses and obtaining approval from Hoenig Group Inc. stockholders and from regulatory authorities, and is expected to be completed by the end of the second quarter 2002.

Sale of Axe-Houghton Businesses in Three Transactions

The Company has agreed to sell its Axe-Houghton businesses in three separate transactions. The first transaction, which was announced on November 29, 2001 and completed on January 31, 2002, involved the sale of Axe-

Houghton's Core International ADR and Domestic Equity Index institutional investment management businesses to The Bank of New York in exchange for approximately $5.4 million in cash.

The second and third transactions to sell the remaining businesses of Axe-Houghton were announced on February 12, 2002 and are expected to be completed by April 30, 2002, subject to the receipt of client consents and satisfaction of customary closing conditions. The Company has agreed to sell the Value and Balanced Equity institutional investment management businesses of Axe-Houghton to Byram Capital Management LLC, a registered investment adviser formed by Seth M. Lynn, Jr., Axe-Houghton's current President and four other Axe-Houghton employees.

In a separate transaction, the Company has agreed to sell all of the stock of Axe-Houghton, together with the remaining small capitalization growth equity-related investment disciplines, to Axe Holding Corp., an entity formed by the principals of Palisade Capital Management LLC, a privately-owned registered investment adviser. Two executives of Axe-Houghton responsible for managing the small capitalization growth equity-related disciplines will receive equity in the continuing business after the sale of Axe-Houghton to the Palisade Capital Management group. In October 2000, Axe-Houghton entered into new employment arrangements with these two executives which expire on January 1, 2003. These new arrangements provide for increased variable, performance-based compensation and certain payments in the event of a change of control (as defined) of the small capitalization growth equity-related business, Axe-Houghton or the Company. These employment agreements will terminate upon the closing of the sale of Axe-Houghton to the Palisade Capital Management group, and neither the Company nor Axe-Houghton shall be required to make the change of control payments provided for in these employment agreements.


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

The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on the world's major stock exchanges, acting primarily as agent for its customers, and through March 8, 2002, executed trades in U.S. fixed income securities on a riskless principal basis. The Company earns commissions in connection with various types of brokerage services: commissions received in connection with providing independent research and other services to investment managers; commissions received in exchange for paying expenses of, or commission refunds to, customers under directed brokerage arrangements; commissions received in connection with providing proprietary research; and commissions received for execution-only services.

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

In June 2000, the Company received 805,000 shares of the common stock of the Hong Kong Exchanges and Clearing Limited (the Hong Kong shares) in connection with its ownership of a seat on The Stock Exchange of Hong Kong. In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange (the London shares) in connection with its ownership of a seat on the London Stock Exchange. In July 2001, the London shares split 10 for 1. As of December 31, 2001, the Company owned 99,945 London shares valued at $0.6 million. The Company sold all of its Hong Kong shares during 2001 and the remaining London shares in the first quarter 2002. The Company marked to market the value of the London and Hong Kong shares and the changes in value were included in investment income for the relevant periods.

In 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro Inc., a business-to-business (B2B) on-line brokerage firm. The investment consisted of convertible notes and warrants. In addition, on January 10, 2001, the Company and Instinet Clearing Services, Inc. each invested $1.0 million in InstiPro Group, Inc. in the form of a six-month bridge loan. These bridge loans, each of which were convertible into 400,000 shares, ranked senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes, and pari passu with each other.

As of March 31, 2001, InstiPro Group was unable to obtain additional capital needed to meet its operating and debt requirements. As a result, during the first quarter 2001, the Company wrote-off $9.3 million before taxes and $5.6 million after taxes, representing the full value (including acquisition costs and accrued interest on the convertible notes) of its investment in InstiPro Group, Inc. The value of the InstiPro Group investment (including acquisition costs and interest receivable) at December 31, 2000 was $7,944,273. As a result of the write-off, the Company ceased earning interest income on the convertible notes as it had in 2000. On July 5, 2001, InstiPro Group, Inc. filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Code. The bankruptcy trustee liquidated InstiPro Group's assets at auction, and in 2002, the Company received $15,012 in net proceeds as a senior secured creditor.


FINANCIAL RESULTS 2001

The Company's financial results for the year ended December 31, 2001, particularly net investment (loss) income and other, net income and net income per share, were affected adversely by the one-time $9.3 million ($5.6 million after taxes) impairment write-off of the Company's investment in InstiPro Group, Inc.

The Company's financial results for the year ended December 31, 2001, before and after the impairment write-off, and for the year ended December 31, 2000 are as follows:

Year Ended December 31,
-----------------------
                                                                          ADJUSTED
                                                   2001                    2001(1)                 2000
                                                   ----                    -------                 ----
Operating Revenues                              $101,562,365             $101,562,365           $100,111,284
Operating Income                                   7,865,013                7,865,013              9,858,047
Net Investment (Loss) Income and Other(3)         (4,955,543)               4,336,865              7,817,561
Income  Before Income Taxes                        2,909,470               12,201,877             17,675,608
Net  Income                                        1,916,979                7,512,488             11,430,155
Net  Income Per Share
    Basic                                              $0.24                    $0.95                  $1.41
    Diluted                                            $0.22                    $0.84                  $1.26

----------------------
(1) Financial data excluding the $9.3 million ($5.6 million after tax) write-off of the Company's investment in InstiPro Group, Inc. See Note 12 to the Consolidated Financial Statements.
(2) Included in the financial results for the year ended December 31, 2000 is a $1.0 million ($0.6 million after tax) one-time charge related to the closing of the Company's Tokyo brokerage office. See Note 13 to the Consolidated Financial Statements.
(3) For the year ended December 31, 2001, includes investment gains of $1.9 million ($1.4 million after tax) related to the Hong Kong and London shares. For the year ended December 31, 2000, includes investment gains of $4.6 million ($3.7 million after tax) related to the Hong Kong and London shares. See Note 9 to the Consolidated Financial Statements.


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

The second event was the Company's receipt in June 2000 of 805,000 Hong Kong shares. The third event was the Company's receipt in July 2000 of 100,000 London shares. As of December 31, 2000, the Company owned 177,000 Hong Kong shares and 100,000 London shares. The Company marks these shares to market. The market value of the Hong Kong and London shares as of December 31, 2000 was $0.4 million and $3.4 million, respectively. The total gains realized by the Company on its sale of Hong Kong shares and the increase in market value of the remaining Hong Kong and London shares was $4.6 million and is included in investment income and other for the year ended December 31, 2000.

The Company's financial results for the year ended December 31, 2000, before and after the one-time charge relating to the Tokyo office closing and the increase in investment income and other associated with the Hong Kong and London shares, and for the year ended December 31, 1999 are as follows:

Year Ended December 31,
-----------------------
                                                                      ADJUSTED
                                                  2000                 2000(1)               1999
                                                  ----                 -------               ----
Operating Revenues                            $100,111,284          $100,111,284        $91,786,053
Operating Income                                 9,858,047            10,871,566          8,732,502
Net Investment Income and Other                  7,817,561             3,171,134          2,296,146
Income Before Income Taxes                      17,675,608            14,042,700         11,028,648
Net Income                                      11,430,155             8,367,263          6,377,320
Net Income Per Share
    Basic                                            $1.41                 $1.03              $0.74
    Diluted                                          $1.26                 $0.93              $0.67

-----------------------
(1) Financial data before the Tokyo charge and the appreciation in market value of, and realized gains on, the Hong Kong and London shares.


YEAR ENDED DECEMBER 31, 2001 VERSUS DECEMBER 31, 2000

The Company's operating income for the year ended December 31, 2001 decreased 20.2% to $7.9 million, as compared to $9.9 million during 2000. The decrease in operating income for the year ended December 31, 2001 is primarily attributable to a 55.2% decrease ($2.6 million) in the operating income of the asset management operations and a 4.2% decrease in operating income of domestic brokerage operations.

Net income for the year ended December 31, 2001 decreased 83.2% to $1.9 million, as compared to net income of $11.4 million in 2000, due to (i) the $5.6 million after tax write-off of the InstiPro Group investment in the first quarter 2001,
(ii) decreased investment income from the Hong Kong and London shares, and (iii) decreased operating income. Net income for 2000 included the one-time charge to earnings of $0.6 million after taxes related to the closing of the Company's Tokyo brokerage operations in June 2000. Net income for the year ended December 31, 2001 before the InstiPro Group write-off was $7.5 million.

Operating revenues for the year ended December 31, 2001 increased 1.5% to $101.6 million from $100.1 million in 2000. This increase resulted primarily from a 10.1% increase in operating revenues of domestic brokerage operations, which more than offset a 36.9% decrease in operating revenues of asset management operations and a 13.5% decrease in operating revenues of international brokerage operations.

Domestic brokerage revenues in 2001 increased 10.1% to $82.8 million, as compared to $75.2 million during 2000. Operating income of the Company's domestic brokerage operations for 2001 decreased 4.2% to $10.9 million, as compared to $11.4 million in 2000, primarily due to an increase in trade execution and settlement expense and research and services expense as a percentage of commission revenue..

International brokerage revenues decreased 13.5% to $11.2 million for the year ended December 31, 2001, as compared to $12.9 million in 2000, as a result of reduced trading volume in certain foreign markets and a decrease in trading activity of existing customers. The decrease in international brokerage revenues reflects (i) a 18.0% decline in operating revenues of the United Kingdom brokerage operation; (ii) a 9.2% decline in operating revenues of the Hong Kong brokerage operations; and (iii) the absence of approximately $0.2 million in revenues earned in Tokyo in 2000 prior to the closing of the Company's Tokyo brokerage operations in June 2000. International brokerage operations incurred a 39.2% lower operating loss of $0.7 million for the year ended December 31, 2001. International brokerage operations had an operating loss of $1.2 million in 2000, which includes the $1.0 million one-time charge related to the closing of the Company's Tokyo brokerage operations.

Investment management fee revenues decreased 36.9% to $7.6 million for the year ended December 31, 2001, as compared to $12.0 million in 2000. This decrease in investment management fee revenues is due to declines in investment performance and a decrease in assets managed in small capitalization growth equity-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in the small capitalization growth equity-related disciplines decreased 24.6% to $679.3 million as of December 31, 2001 (17.2% of the total assets under management as of December 31, 2001) from $901.3 million as of December 31, 2000 (20.3% of total assets under management as of December 31, 2000), as a result of declines in investment performance and withdrawals of assets. Axe-Houghton's small capitalization growth equity-related discipline, Focused Growth Equities, decreased to $11.8 million at December 31, 2001 from $103.4 million as of December 2000, due to declines in investment performance and withdrawals of assets. Total assets under management decreased 11.1% to $3.9 billion as of December 31, 2001 from $4.4 billion as of December 31, 2000. Operating income of the Company's asset management operations for the year ended December 31, 2001 decreased 55.2% to $2.1 million from $4.7 million in 2000, primarily as a result of the decrease in small capitalization growth equity-related assets under management.

During the year ended December 31, 2001, expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, increased 9.5% to $45.8 million from $41.8 million during 2000. These expenses were 49.0% of commission revenues in 2001, as compared to 47.7% in 2000. These expenses increased as a percentage of commission revenues primarily due to (i) an increase in the proportion of research expenses incurred in advance of commission revenues earned; (ii) a decrease in execution-only commissions as a percentage of total commissions earned; and (iii) a modest decline in the average ratio charged to the Company's brokerage customers for the provision of research and services.

Clearing, floor brokerage and exchange charges increased 20.2% to $10.8 million during the year ended December 31, 2001, from $9.0 million during the same period in 2000. These expenses represented 11.6% of commission revenues during the year ended December 31, 2001, as compared to 10.3% of commission revenues during the same period in 2000. The increase in these expenses as a percentage of commission revenues primarily was due to (i) an increase in the percentage of commissions earned by the Company under correspondent broker arrangements where the Company's profit margin is lower; and (ii) an increase in costs incurred on domestic trades executed through ECNs and various electronic trading networks.

Employee compensation decreased 3.7% to $25.4 million for the year ended December 31, 2001 from $26.4 million during 2000. This resulted primarily from a decrease in discretionary and performance-based bonus compensation expense.

All other expenses for the year ended December 31, 2001 decreased 2.9% to $11.7 million in 2001 from $12.0 million in 2000. This resulted primarily from decreases in interest expense associated with the clearing and settlement of domestic brokerage transactions and consulting expense, which was partially offset by an increase in expenses relating to trading errors.

Principally as a result of the InstiPro Group write-off of $9.3 million, the Company had a net investment loss and other of $5.0 million for the year ended December 31, 2001, as compared to net investment income and other of $7.8 million in 2000. Excluding the write-off, net investment income and other for the year ended December 31, 2001 decreased 44.5% to $4.3 million, as compared to $7.8 million during the same period in 2000, primarily as a result of the decrease in investment gains on the Hong Kong and London shares. Net investment income and other for the year ended December 31, 2001 includes $1.9 million in investment gains on the Hong Kong and London shares as compared to $4.6 million in such gains for the year ended December 31, 2000.


YEAR ENDED DECEMBER 31, 2000 VERSUS DECEMBER 31, 1999

The Company's operating income for the year ended December 31, 2000 increased 12.9% to $9.9 million, as compared to $8.7 million in 1999. This increase in operating income was primarily attributable to a 62.4% increase in operating income from asset management operations and a 13.5% increase in operating income from domestic brokerage operations, offset by the $1.0 million Tokyo charge and operating losses from international brokerage operations.

The Company's net income for the year ended December 31, 2000 increased 79.2% to $11.4 million, as compared to $6.4 million in 1999. Included in net income was the one-time Tokyo charge of $1.0 million ($0.6 million after taxes) and investment income of $4.6 million ($3.7 million after taxes) related to the appreciation in market value of, and realized gains on, the Hong Kong and London shares. Net income for the year ended December 31, 2000 before the Tokyo charge and excluding the appreciation in the market value of, and realized gains on, the Hong Kong and London shares was $8.4 million, representing a 31.2% increase over net income in 1999.

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

Operating revenues from international brokerage operations for the year ended December 31, 2000 decreased 33.3% to $12.9 million, as compared to $19.4 million in 1999. This decrease was primarily attributable to a (i) 43.4% decline in the operating revenues of the United Kingdom brokerage operations, (ii) a 22.7% decrease in operating revenues of the Hong Kong brokerage operations, and (iii) a loss of approximately $0.5 million in revenues due to the closing of the Tokyo office. International brokerage operations incurred an operating loss of $1.2 million for the year ended December 31, 2000, as compared to operating income of $0.5 million in 1999, primarily due to the $1.0 million Tokyo charge and operating losses in the United Kingdom, offset by operating income earned in Hong Kong. International brokerage operations experienced an operating loss of $0.2 million for the year ended December 31, 2000, excluding the Tokyo charge, as compared to operating income of $0.5 million in 1999, which included $0.3 million of non-recurring operating expenses related to the 1999 restructuring of the Company's brokerage operations in Tokyo.

Investment management fee revenues increased 43.9% to $12.0 million during the year ended December 31, 2000, as compared to $8.3 million in 1999, notwithstanding a decrease in assets under management as of December 31, 2000, as compared to December 31, 1999. This increase in investment management fee revenues was due to an increase during the first nine months of 2000 in the percentage of assets managed in small capitalization growth equity-related disciplines, which assets are managed at the Company's highest fee rates. Assets managed in the small capitalization growth equity-related disciplines increased 80% to $1.4 billion as of September 30, 2000 (29.7% of total assets under management), from $752.5 million as of September 30, 1999 (19.4% of total assets under management), as a result of additional funds received from existing clients and appreciation of existing assets. However, these assets decreased 28.6% in the fourth quarter 2000 to $1.0 billion as of December 31, 2000 (22.7% of total assets under management), as compared to $1.4 billion as of December 31, 1999 (27.8% of total assets under management). The decrease in assets managed in small capitalization growth equity-related disciplines resulted from decreased investment performance and the withdrawal of client assets. Axe-Houghton's two most recent small capitalization growth equity-related disciplines, Focused Growth Equities and Technology Growth, which together represented $245.9 million of assets under management as of September 30, 2000, decreased to $103.4 million at December 31, 2000 as a result of decreased investment performance and withdrawals of assets during the fourth quarter 2000, including all assets managed in the Technology Growth discipline. These assets were $181.1 million at December 31, 1999.

Total assets under management decreased 10.7% to $4.43 billion as of December 31, 2000 from $4.96 billion as of December 31, 1999. Total assets under management were $4.75 billion at September 30, 2000. The decrease in total assets under management since September 30, 2000 was primarily due to the decrease in assets managed in small capitalization growth equity-related disciplines. As of December 31, 2000, the Company had 31 advisory clients that maintained 41 investment advisory accounts, compared to 31 advisory clients that maintained 42 advisory accounts as of December 31, 1999.

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

During the year ended December 31, 2000, expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, increased 13.5% to $41.8 million from $36.8 million in 1999. These expenses were 47.7% of commission revenues in 2000, as compared to 44.2% in 1999. These expenses increased as a percentage of commission revenues primarily due to the timing of research expense incurred relative to the receipt of commissions earned during the year ended December 31, 2000 and a decrease in execution-only brokerage commissions earned during 2000.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity remained strong during 2001. At December 31, 2001, the Company had cash, U.S. Government obligations, net accounts receivable and other securities of $63.9 million, as compared to $61.1 million at December 31, 2000. Cash and equivalents increased to $38.7 million in 2001 from $34.7 million in 2000. Net income from operations contributed $1.9 million of cash in 2001. In addition, the Company increased its payable to customers by $12.5 million and decreased its receivable from customers by $8.3 million (increasing liquidity). These items were offset by increases in receivable from brokers and dealers of $16.5 million and a decrease in payable to brokers and dealers of $8.3 million (decreasing liquidity). The increase in cash from investing activities was primarily attributable to a decrease in the Company's investment in the London and Hong Kong shares of $3.2 million and U.S. Treasury obligations of $1.9 million, increasing liquidity. The decrease in cash used in financing activities was primarily attributable to the purchase of only 78,000 shares of the Company's Common Stock for $0.8 million in 2001, as compared to the Company's purchase of 371,000 shares for $3.7 million in 2000.

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

In June 2000, the Company received 805,000 Hong Kong shares. In July 2000, the Company received 100,000 London shares. In July 2001, the London shares split 10 for 1. As of December 31, 2001, the Company owned 99,945 London shares valued at $0.6 million. The Company sold all of its remaining Hong Kong shares during 2001 and the remaining London shares in the first quarter 2002. The Company marked to market the value of the London and Hong Kong shares and the changes in value were included in investment income and other for the relevant periods.

The Company, through Axe-Houghton, the general partner of two limited partnerships, maintains investments in each of the partnerships. Axe-Houghton's partnership investments were $373,974 and $21,058 at December 31, 2001 and $352,365 and $26,067 at December 31, 2000. The Company also maintains an investment in an unaffiliated multi-manager, market-neutral limited partnership. This multi-manager limited partnership, which is managed by a professional money manager, makes investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies include relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading. The Company's investment in this unaffiliated partnership as of December 31, 2001 and December 31, 2000 was $1.5 million and $1.4 million, respectively. The potential loss on the Company's investment in the market-neutral limited partnership is limited to the value of its limited partnership interest. This investment is accounted for at fair value. The Company expects that the two Axe-Houghton partnerships will dissolve during the first quarter of 2002. The Company expects to liquidate its investment in the market neutral limited partnership during the first quarter 2002.

The Company has agreed to sell Axe-Houghton in three separate transactions.On November 29, 2001, the Company announced that it had signed an agreement to sell the Core International ADR and Domestic Equity Index institutional investment management businesses of Axe-Houghton to The Bank of New York for approximately $5.4 million. This sale was completed on January 31, 2002, and the Company recognized a gain of approximately $2.7 million or $0.30 per share diluted after taxes and expenses related to the sale of these businesses. The second and third transactions to sell the remaining businesses of Axe-Houghton were announced on February 12, 2002 and are expected to be completed by April 30, 2002, subject to the receipt of client consents and satisfaction of customary closing conditions. The second transaction involves the sale of the Value and Balanced Equity institutional investment management businesses of Axe-Houghton to Byram Capital Management LLC. The third transaction involves the sale of all of the stock of Axe-Houghton, together with the remaining small capitalization growth equity-related investment disciplines, to Axe Holding Corp., an entity formed by the principals of Palisade Capital Management LLC, a privately-owned registered investment adviser.

Upon the closing of these two transactions, the Company expects to receive approximately $3.3 million, subject in the case of the sale to the Palisade Capital Management group to adjustments based upon receipt of client consents and fees receivable from clients at the time of closing. Upon completion of these two transactions, the Company expects to recognize a gain of approximately $1.3 million or $0.15 per share diluted, after taxes and expenses, depending upon possible purchase price adjustments provided for in the agreement for the sale to the Palisade Capital Management group.

The Company maintains overseas overdraft facilities as follows: (1) (pounds)750,000 ($1,092,000), which bears a variable rate of interest based upon prevailing market rates in the United Kingdom and Europe; (2) HK$50,000,000 ($6,410,000), which bears a variable rate of interest based upon current market rates in Hong Kong; (3) HK$100,000,000 ($12,820,000) and (pounds)5,000,000
($7,281,000) in intra-day overdraft facilities to facilitate the settlement of trades, each of which bears a variable rate of interest based upon current market rates; and (4) (Y)500,000,000 ($3,799,000) in an overnight Libor facility used to facilitate trades in Japanese securities. In addition, the Company maintains an $5,000,000 foreign exchange line for its trading operations in Hong Kong. The amount outstanding under these facilities at December 31, 2001 was $4,080. No amounts were outstanding under these facilities at December 31, 2000.

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

At December 31, 2001 and 2000, the Company maintained investments in the following:

     o    Money market funds

     o    U.S. Government obligations

     o    One market-neutral limited partnership

     o    Two equity limited partnership investments managed by Axe-Houghton

     o    Convertible notes of InstiPro Group, Inc. (until March 2001)

     o Common stock of the London Stock Exchange (the London shares) and the Hong Kong Exchanges and Clearing Limited (the Hong Kong shares, until November 2001)

The limited partnership investments are managed by professional money managers.

In addition, as a result of its daily brokerage activities, the Company may hold (normally overnight) long and short security positions. These positions, which are valued at market, are a result of trading errors that occur in the ordinary course of business. These positions are normally closed out during the next day of trading.

The market-neutral limited partnership makes investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies included relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading. The individual partnership investments made by the market-neutral limited partnership are not included in the analysis of market risk due to the unavailability of information about the underlying securities held by the partnership. The potential loss on the Company's investment in the market-neutral limited partnership is limited to the value of its limited partnership interest. The Company intends to liquidate its investment in this limited partnership as of March 31, 2002.

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

As of March 31, 2001, InstiPro Group was unable to obtain additional capital needed to meet its operating and debt requirements. As a result, the Company incurred a one-time write-off during the first quarter 2001 of $9.3 million before taxes and $5.5 million after taxes, representing the full value of the Company's investment in InstiPro Group, including acquisition costs and interest receivable on the convertible notes. The value of this investment (including acquisition costs and interest receivable) at December 31, 2000 was $7,944,273. On July 5, 2001, InstiPro Group, Inc. filed a petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The bankruptcy trustee liquidated InstiPro Group's assets at auction, and in 2002, the Company received $15,012 in net proceeds as a senior secured creditor.

At December 31, 2001, the Company owned 99,945 London shares with a market value of $0.6 million. All of the remaining Hong Kong shares were sold during 2001, and the remaining London shares were sold during the first quarter 2002. The Company's investments in the Hong Kong and London shares were valued at market.

Through Axe-Houghton, the Company maintains investments in two equity limited partnerships. Axe-Houghton is the general partner of each of these investment limited partnerships. These partnership interests are accounted for under the equity method of accounting and are excluded from the market risk analysis. The Company expects that these two partnerships will be dissolved during the first quarter 2002.

The following paragraphs address the significant market risks associated with the Company's investments and related derivatives as of December 31, 2001 and 2000:

INTEREST RATE RISK. The Company's cash, investments in U.S. Treasury obligations and the investment in InstiPro Group (through March 31,2001) are subject to interest rate risk.

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

EQUITY PRICE RISK. The Company is exposed to equity price risk as a result of changes in the level or volatility of equity prices which effect the value of securities or other investments that derive their value from a particular stock or investment. The Company's investments in the London and Hong Kong shares and InstiPro Group were subject to equity price risk. The Company monitors investments subject to equity price risk on an ongoing basis.

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

RISK MEASUREMENT: SENSITIVITY ANALYSIS

The Company measures market risk related to its holdings of financial instruments based on changes in interest rates, foreign currency exchange rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis set forth below measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest rates, foreign currency exchange rates and equity prices. For the years ended December 31, 2001 and 2000, the Company performed sensitivity analyses with respect to the effects of changes in interest rates, foreign currency exchange rates and equity prices on its financial instruments. The sensitivity analysis has been prepared separately for each of the Company's market risk exposures (interest rate, foreign currency exchange, equity price) related to its trading (which consists of brokerage long and short security positions) and non-trading (which consists of financial instruments held for investment) financial instrument portfolios.

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

The potential loss in cash flows and earnings is based on the change in the Company's cash flows and earnings over a one-year time horizon based on an immediate 10% change in interest rates, foreign currency rates and equity prices.

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

Based on the Company's analysis of the impact of a hypothetical 10% change in interest rates, the Company has determined that such a change would not have a material impact on the fair values of the Company's non-trading interest rate sensitive portfolios or on the Company's cash flows and earnings as of December 31, 2001. Based on the Company's analysis of a hypothetical 10% change in equity prices, the Company has determined that such a change would not have a material impact on the fair values of the non-trading equity price sensitive portfolios or on the Company's cash flows and earnings as of December 31, 2001. Based upon the Company's analysis of a hypothetical 10% change in equity prices, the Company has determined that such a change would not have a material impact on the fair values of the Company's trading equity price portfolio or on the Company's earnings or cash flows as of December 31, 2001. The Company believes that it has adequate capital to absorb short-term market volatility.

The table below shows the potential loss to fair values of the portfolios and to the earnings and cash flows of the Company as of December 31, 2001 and 2000.

Non-Trading portfolio:  Potential Losses on Interest Rate Sensitive Portfolios

                                          2001                    2000
                                          ----                    ----
                  Fair values            $23,382                 $67,303
                  Cash flows             $64,861                $158,817
                  Earnings               $64,861                $158,817

Non-Trading Portfolio: Potential Losses on Equity Price Risk Portfolios

                                          2001                    2000
                                          ----                    ----
                  Fair values            $61,418                $380,596
                  Cash flows             $61,418                $380,596
                  Earnings               $61,418                $380,596

Trading Portfolio: Potential Losses on Equity Price Risk Portfolios

                                          2001                  2000
                                          ----                  ----
                  Fair values               -                  $7,989
                  Cash flows                -                  $7,989
                  Earnings                  -                  $7,989

In addition, a hypothetical 10% change in foreign currency exchange rates as of December 31, 2001 and December 31, 2000 would have resulted in a material loss of $690,878 and $646,563, respectively, in the fair values of the Company's foreign currency instruments, but would not have had a material effect on the cash flows and earnings of the Company.


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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Registrant will be supplied by amendment to this Form 10-K by April 30, 2002.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation will be supplied by amendment to this Form 10-K by April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management will be supplied by amendment to this Form 10-K by April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions will to be supplied by amendment to this Form 10-K by April 30, 2002.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as a part of this report.

         (1) Financial statements - The index to consolidated financial statements and supplementary financial data appears on page F-1.

         (2)      Schedules - None

         (3)      Exhibits to Form 10-K

                  2.1 Agreement and Plan of Merger, dated as of February 28, 2002 by and among Registrant, Investment Technology Group, Inc. and Indigo Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 to Registrant's Form 8-K dated March 4, 2002).

                  3.1 Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                  3.2      Amended and Restated By-laws of the Registrant.


                  *10.1 1991 Stock Option Plan. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Registration Statement on Form S-1 filed August 23,
                           1991).


--------
* Identifies a management contract or compensatory plan or arrangement.

                  *10.2 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed September 30, 1994).

                  *10.4 Employment Agreement, dated as of January 1, 2000, between the Registrant and Fredric P. Sapirstein. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                  *10.5 Employment Agreement, dated as of March 29, 1999, between Hugh Humfrey and Hoenig & Company Limited. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                  *10.6 Amendment, dated September 26, 2001, to the Employment Agreement dated January 1, 2000, between the Registrant and Fredric P. Sapirstein. (Incorporated herein by reference to Exhibit 10.6 to Registrant's Form 10-Q for the third quarter ended September 30, 2001).

                  *10.7 1996 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.7 to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 filed December 30,
                           1997).

                  *10.8 Employment Agreement between the Registrant and Fredric P. Sapirstein, dated September 5, 1996, (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed September 17, 1996).

                  *10.9    Employment Agreement between the Registrant and Max
                           H. Levine, dated November 25, 1996. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                  *10.10 First Amendment, dated December 3, 2001, to Employment Agreement, dated January 1, 2000, between the Registrant and Fredric P. Sapirstein.

                  *10.11 Section 162(m) Cash Bonus Plan. (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                  *10.12 Amended and Restated 1996 Long-Term Stock Incentive Plan. (Incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders held on May 18, 2000).

                  10.13 Rights Agreement dated as of January 14, 1997 between the Registrant and Continental Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed January 21,
                           1997).

                  *10.14 1997 Foreign Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.8 to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 filed December 30, 1997).

                  *10.15 Amendment No. 1 to the 1996 Long-Term Stock Incentive Plan. (Incorporated herein by reference to Exhibit
                           10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

                  *10.16 Employment Agreement, dated October 8, 1998, between Max H. Levine and the Registrant (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 14, 1998).

                  *10.17 Employment Agreement, dated as of April 9, 1998, between Seth M. Lynn, Jr. and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1998).

                  *10.18 Employment Agreement, dated December 1997, as amended January 1999, between Robin N. Kerr and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended September 30, 2000).

                  *10.19 Employment Agreement Extension and Amendment, dated October 4, 2000, between Robin N. Kerr and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended September 30, 2000).

                  *10.20 Employment Agreement dated December 1997, as amended January 1999, between Ellen W. Adnopoz and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended September 30, 2000).

                  *10.21 Employment Agreement Extension and Amendment, dated October 4, 2000, between Ellen W. Adnopoz and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended September 30, 2000).

                  *10.22 First Amendment, dated March 22, 2001, to Employment Agreement, dated October 8, 1998, between the Registrant and Max H. Levine (Incorporated herein by reference to Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended March 31, 2001).

                  *10.23 Second Amendment, dated December 20, 2001, to Employment Agreement, dated October 8, 1998, between the Registrant and Max H. Levine.

                  10.24 Amendment to the Rights Agreement, dated as of February 28, 2002, between the Registrant and Continental Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 99.2 to the Registrant's Form 8-K dated March 4, 2002).

                  10.25 Transfer and Assumption Agreement, dated as of November 28, 2001, by and among The Bank of New York, Registrant and Axe-Houghton Associates, Inc.

                  10.26 Stock Purchase Agreement, dated as of February 11, 2002, between Axe Holding Corp. and Registrant.

                  21.1     Subsidiaries of the Registrant.

                  23.1     Independent Auditors' Consent.

   (b) Reports on Form 8-K


   1. Form 8-K, dated November 29, 2001, Item 5 (announcing agreement to sell certain assets of Axe-Houghton to The Bank of New York).

                                HOENIG GROUP INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND SUPPLEMENTARY FINANCIAL DATA


FINANCIAL STATEMENTS                                                       PAGE
                                                                           ----


Independent Auditors' Report                                                F-2

Consolidated Financial Statements:

     Statements of Financial Condition
        December 31, 2001 and December 31, 2000                             F-3

     Statements of Income
        For the Years Ended December 31, 2001, 2000 and 1999                F-4

     Statements of Comprehensive Income
        For the Years Ended December 31, 2001, 2000 and 1999                F-5

     Statements of Changes in Stockholders' Equity
        For the Years Ended December 31, 2001, 2000 and 1999                F-6

     Statements of Cash Flows
        For the Years Ended December 31, 2001, 2000 and 1999                F-7

     Notes to Consolidated Financial Statements                      F-8 - F-19

Supplementary Financial Data

     Selected Quarterly Financial Data (Unaudited)                         F-20

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hoenig Group Inc.:

We have audited the accompanying consolidated statements of financial condition of Hoenig Group Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hoenig Group Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP
New York , New York
March 22, 2002

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                                                         2001                      2000
                                                                         ----                      ----
ASSETS
Cash and equivalents                                                 $38,661,775                $34,734,141
U.S. Government obligations, at market value                          14,684,092                 16,564,070
Receivables from correspondent brokers and dealers                    21,729,344                  5,219,773
Receivables from customers                                             6,108,046                 14,413,380
Equipment, furniture and leasehold improvements,
  net of accumulated depreciation and amortization                     1,942,645                  2,197,032
Investment in convertible notes                                               --                  7,944,273
Securities owned, at market value                                        614,178                  3,825,818
Exchange memberships, at cost                                          1,038,216                  1,061,976
Investment management fees receivable                                  1,726,327                  2,039,301
Investment in limited partnerships                                     1,894,608                  1,748,025
Deferred taxes receivable                                              3,622,973                          -
Deferred research/services expense                                     3,157,953                  2,143,272
Other assets                                                           3,434,887                  3,582,411
                                                                   -------------              -------------

Total Assets                                                         $98,615,044                $95,473,472
                                                                     ===========                ===========


LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                     $9,750,685                $11,089,212
Accrued compensation                                                  11,561,265                 12,816,415
Payable to brokers and dealers                                         6,462,299                 14,829,591
Payable to customers                                                  15,056,531                  2,591,962
Accrued expenses                                                       1,683,471                  1,533,554
Securities sold not yet purchased                                             --                     60,064
Bank loan payable                                                          4,080                         --
Other liabilities                                                      2,077,241                  2,211,022
                                                                       ---------                  ---------

Total Liabilities                                                     46,595,572                 45,131,820
                                                                      ----------                 ----------

STOCKHOLDERS' EQUITY
Common Stock $0.01 par value per share;
Voting- authorized 40,000,000 shares, issued
  - 10,930,450 shares in 2001 and 10,911,350 shares in 2000              109,305                    109,114
Additional paid in capital                                            28,761,350                 28,307,983
Accumulated other comprehensive loss                                    (214,493)                  (163,034)
Retained earnings                                                     44,601,014                 42,684,035
                                                                      ----------                 ----------
                                                                      73,257,176                 70,938,098
Less restricted stock                                                   (225,000)                  (225,000)
Less treasury stock at cost - 3,037,133
  shares in 2001 and 3,007,259 shares in 2000                        (21,012,704)               (20,371,446)
                                                                     ------------               ------------
Total Stockholders' Equity                                            52,019,472                 50,341,652
                                                                    ------------               ------------
Total Liabilities and Stockholders' Equity                           $98,615,044                $95,473,472
                                                                     ===========                ===========



       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                              INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                             2001                    2000                1999
                                                             ----                    ----                ----
Operating Revenues
  Gross commissions                                     $93,508,168              $87,690,254        $83,386,112
  Investment management fees                              7,564,575               11,989,032          8,333,334
  Other                                                     489,622                  431,998             66,607
                                                        -----------              -----------        -----------
  Total operating revenues                              101,562,365              100,111,284         91,786,053
                                                        -----------              -----------         ----------

Expenses
  Clearing, floor brokerage and exchange charges         10,823,076                9,002,584         10,643,545
  Employee compensation                                  25,416,765               26,380,491         23,918,673
  Independent research and other services                45,785,902               41,832,179         36,846,459
  Tokyo office closing                                           --                1,013,519                 --
  Other                                                  11,671,609               12,024,464         11,644,874
                                                         ----------               ----------         ----------

  Total expenses                                         93,697,352               90,253,237         83,053,551
                                                         ----------               ----------         ----------

Operating Income                                          7,865,013                9,858,047          8,732,502

Investment (Loss) Income and Other
  Interest and dividends                                  2,268,834                3,101,012          2,157,235
  Gain  on investments and other                          2,068,030                4,716,549            138,911
  Loss on InstiPro Investment                            (9,292,407)                     --                 --
                                                        -----------              -----------        -----------
  Net investment (loss) income and other                 (4,955,543)               7,817,561          2,296,146
                                                        -----------              -----------        -----------

  Income before income taxes                              2,909,470               17,675,608         11,028,648
  Provision for income taxes                                992,491                6,245,453          4,651,328
                                                        -----------              -----------        -----------
  Net income                                             $1,916,979              $11,430,155         $6,377,320
                                                         ==========              ===========         ==========

  Net income per share basic                            $      0.24              $      1.41        $      0.74
                                                        ===========              ===========        ===========

  Net income per share diluted                          $      0.22              $      1.26        $      0.67
                                                        ===========              ===========        ===========






       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                              INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                        2001                2000                   1999
                                                        ----                ----                   ----
Net income                                          $1,916,979         $11,430,155              $6,377,320
                                                    ----------          -----------             ----------

Other comprehensive (loss) income,
  net of tax

     Foreign currency translation adjustment           (82,136)            (34,849)                 24,902
       Tax (benefit) expense                           (30,677)            (13,155)                 14,168
                                                    ----------          -----------             ----------
Other comprehensive (loss) income                      (51,459)            (21,694)                 10,734
                                                    ----------          -----------              ----------

Comprehensive income                                $1,865,520         $11,408,461              $6,388,054
                                                    ==========         ===========              ==========






























       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                              INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                         Accumulated Other
                                            Additional                                     Comprehensive
                                Common        Paid In        Retained        Treasury         Income       Restricted
                                 Stock        Capital        Earnings          Stock          (Loss)          Stock         Totals
                                 -----        -------        --------          -----          ------          -----         ------
Balance, January 1, 1999        $108,462    $27,301,478    $24,876,560    $(11,235,565)      $(883,750)    $(150,000)    $40,017,185

Net income                                                   6,377,320                                                     6,377,320
Employee stock options and
  purchase plans                     490        514,227                                                                      514,717
Purchase of treasury stock                                                  (6,127,084)                                  (6,127,084)
Issuance of treasury stock                    (123,848)                        358,815                                       234,967
Issuance of restricted stock                    300,000                                                    (75,000)          225,000
Foreign currency translation
  adjustment                                                                                   10,734                         10,734
                               ---------   ------------    -----------  --------------   ------------    ----------   --------------

Balance, December 31, 1999      $108,952    $27,991,857    $31,253,880   $(17,003,834)     $(873,016)    $(225,000)      $41,252,839

Net income                                                  11,430,155                                                    11,430,155
Employee stock options and
  purchase plans                     162        157,651                                                     150,000          307,813
Purchase of treasury stock                                                  (3,710,547)                                  (3,710,547)
Issuance of treasury stock                    (141,525)                        342,935                                       201,410
Issuance of restricted stock                    300,000                                                   (150,000)          150,000
Foreign currency translation
  adjustment                                                                                  709,982                        709,982
                               ---------   ------------    -----------  --------------   ------------    ----------   --------------

Balance, December 31, 2000      $109,114    $28,307,983    $42,684,035   $(20,371,446)     $(163,034)    $(225,000)      $50,341,652


Net income                                                   1,916,979                                                     1,916,979
Employee stock options and
  purchase plans                     191        208,243                                                      150,000         358,434
Purchase of treasury stock                                                    (790,969)                                    (790,969)
Issuance of treasury stock                     (54,876)                        149,711                                        94,835
Issuance of restricted stock                    300,000                                                     (150,000)        150,000
 Foreign currency translation                                                                (51,459)                       (51,459)
    adjustment
                                --------    -----------    -----------    ------------     ----------      ---------     -----------
Balance, December 31, 2001      $109,305    $28,761,350    $44,601,014    $(21,012,704)    $(214,493)      $(225,000)    $52,019,472
                                ========    ===========    ===========    =============    ==========      ==========    ===========









       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                              INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001                  2000                1999
                                                                ----                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $1,916,979          $11,430,155          $6,377,320
    Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization                               1,314,833            1,149,641           1,104,257
  Loss on disposal of fixed assets                               21,255               80,340               7,556
  Foreign currency translation adjustment                      (51,459)              709,981              10,734
  Issuance of stock compensation                                208,243              157,651             514,717
  Issuance of restricted stock                                  150,000              150,000              75,000
  Investment in convertible notes                             7,944,273                    -                   -
    Changes in assets and liabilities:
  Securities owned, net                                         (40,209)          (2,641,376)          2,681,585
  Receivable from correspondent brokers and dealers         (16,509,571)           2,856,952             102,800
  Receivable from customers                                   8,305,334          (12,144,189)         (2,190,327)
  Investment management fees receivable                         312,974             (111,432)             35,505
  Payable to customers                                       12,464,569              504,195             399,469
  Deferred research/services expense                         (1,014,681)          (1,049,198)             59,787
  Taxes receivable                                           (3,622,973)                   -                   -
  Other assets                                                 (213,052)            (510,883)            300,091
  Payable to brokers and dealers                             (8,367,292)          12,286,417           2,273,177
  Accrued research/services payable                          (1,338,527)           2,493,993          (3,332,547)
  Accrued compensation                                       (1,255,150)           2,852,577           2,646,026
  Accrued expenses                                              149,917              109,723             (50,647)
  Other liabilities                                            (133,781)             877,692             689,327
                                                               ---------        ------------        ------------
Net cash provided by operations                                 241,682           19,202,239          11,703,830
                                                                -------           ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in U.S. Government obligations                   1,879,978           (1,476,043)         (4,178,961)
  Investment in limited partnerships                           (146,583)             120,989           3,474,773
  Investment in securities                                    3,191,785              553,055           4,657,808
  Investment in convertible notes                                     -           (7,944,273)                 --
  Investment in exchange membership                                   -              247,379                  --
  Purchase of equipment, furniture
     and leasehold improvements                                (697,365)          (1,144,650)           (956,738)
                                                             -----------          -----------           --------
  Net cash provided by (used in) investing activities         4,227,815           (9,643,543)          2,996,882
                                                              ---------           -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable                                                    4,080              (20,553)             20,553
  Issuance of restricted stock                                  150,000              150,000             150,000
  Treasury stock purchased                                     (790,969)          (3,710,547)         (6,127,084)
  Issuance of treasury stock                                     95,026              201,573             234,967
                                                              ---------          -----------        ------------
  Net cash (used in) financing activities                      (541,863)          (3,379,527)         (5,721,564)
                                                               ---------          -----------          ---------

  Net increase in cash and equivalents                        3,927,634            6,179,169           8,979,148
  Cash and equivalents beginning of year                     34,734,141           28,554,972          19,575,824
                                                             ----------           ----------          ----------

  Cash and equivalents end of year                          $38,661,775          $34,734,141         $28,554,972
                                                            ===========          ===========         ===========
Supplemental disclosure of cash flow information:
  Interest paid:                                               $242,343             $754,998            $177,712
  Taxes paid:                                                $4,713,313           $5,189,418          $4,054,997

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                              INTEGRAL PART HEREOF.

                                HOENIG GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2001

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

For purposes of the Company's Consolidated Statements of Cash Flows, the Company considers certificates of deposit with maturities of three months or less when acquired to be cash equivalents.

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

Amounts due from correspondent brokers and dealers represent net commissions, fails to deliver and other brokerage transactions earned but not yet received. All receivables from correspondent brokers and dealers are fully collectible; therefore, no provision for uncollectibles is required. Payable to brokers and dealers represents amounts due for execution and settlement of customer transactions. Receivable from and payable to customers represents amounts due on cash securities transactions.

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

The Company has classified goodwill as the cost in excess of fair value of the net assets acquired in a purchase transaction. Goodwill is amortized on a straight-line method over the life of the asset. The carrying value of costs in excess of net assets acquired is reviewed for impairment periodically by the Company. As of December 31, 2001 and 2000, goodwill net of accumulated amortization was $452,621 and $813,197, respectively, and is included in other assets in the Statements of Financial Condition.

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

The FASB has issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 applies to all business combinations initiated after June 30, 2001 or business combinations accounted for under the purchase method for which the date of acquisition is after July 1, 2001. All business combinations in the scope of SFAS 141 are to be accounted for only under the purchase method of accounting. The Company's adoption of SFAS 141 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

SFAS 142 applies for fiscal years beginning after December 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 no longer permits the amortization of goodwill and indefinite lived assets. These assets must be reviewed annually for impairment. SFAS 142 is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The adoption of SFAS 142 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

3.      EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and leasehold improvements are summarized as follows:

                                                                          DECEMBER 31,
                                                            2001                           2000
                                                            ----                           ----
Equipment                                                 $4,160,986                     $3,995,502
Furniture                                                  1,117,168                      1,097,560
Leasehold Improvements                                     1,213,894                      1,217,326
                                                         -----------                    -----------
Total                                                     $6,492,048                     $6,310,388
Less:  Accumulated depreciation and amortization          (4,549,403)                    (4,113,356)
                                                         ------------                   ------------
                                                          $1,942,645                     $2,197,032
                                                          ==========                     ==========

4. COMMITMENTS AND CONTINGENCIES. The Company has leases covering office space that expire or are terminable on various dates beginning in September 2002 through December 2010. The Company also leases 575 square feet of office space on a month-to-month basis. Future minimum annual rental payments under these leases approximate $1,128,000 in 2002, $920,000 in 2003, $893,000 in 2004 and
$880,000 in 2005 and $4,733,000 thereafter. The lease on the Company's principal offices in Rye Brook expires in December 2010. Various leases contain provisions for escalation of rental payments based on increases in certain costs incurred by the landlord. The composition of total rental expense for the years ended December 31, 2001, 2000 and 1999 is as follows:

                           2001              2000               1999
                           ----              ----               ----
Minimum rentals        $1,009,780        $1,020,805          $805,515
Contingent rentals         92,200           111,992           284,620
                       ----------        ----------        ----------
Total rental expense   $1,101,980        $1,132,797        $1,090,135
                       ==========        ==========        ==========


Pursuant to employment agreements expiring on June 30, 2002, the Company is obligated to pay one employee and one executive officer aggregate minimum compensation of $825,000. Pursuant to an employment arrangement expiring on December 31, 2002 the Company is obligated to pay one executive officer aggregate minimum compensation of $1,000,000. In addition, Hoenig has an at-will employment arrangement with one employee, which provides for a severance payment in the event of termination of employment without cause prior to December 31, 2002. The maximum severance payable under this arrangement at December 31, 2001 is approximately $400,000.

In October 2000, Axe-Houghton entered into new employment arrangements with two executives responsible for managing the small capitalization growth equity-related disciplines. These new arrangements, which expire on January 1, 2003, provide for increased variable, performance-based compensation and certain payments in the event of a change of control (as defined) of the small capitalization growth equity-related business, Axe-Houghton or the Company. These employment agreements will terminate upon the closing of the sale of Axe-Houghton to the Palisade Capital Management group, and neither the Company nor Axe-Houghton shall be required to make the change of control payments provided for in these employment agreements.

The Company and each of the holders of Common Stock outstanding prior to the Company's 1991 initial public offering have entered into a shareholder's agreement whereby, upon the death of each such holder, the shareholder's estate has an option to sell those shares of Common Stock to the Company at a price equal to 10% below the market value of these shares, as defined. The Company is obligated to purchase the number of shares of Common Stock which results in an aggregate purchase price equal to the greater of any insurance proceeds received by the Company or $1,000,000. The Company maintains life insurance on the lives of shareholders owning more than 350,000 shares of Common Stock and certain other shareholders who are parties to the shareholder's agreement in order to cover its potential liability under the shareholder's agreements. The cash surrender value of these insurance policies was $997,997 and $872,178 at December 31, 2001 and 2000, respectively. The shareholder's agreements, and the Company's obligations thereunder, will terminate upon the closing of the sale of the Company. See Note 21.

5. NET CAPITAL AND RESERVE REQUIREMENTS. Hoenig is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that Hoenig maintain net capital of the greater of $100,000 or one fifteenth of aggregate indebtedness, as defined. At December 31, 2001, Hoenig's minimum required net capital was $2,149,000, its net capital ratio was 2.32 to 1, and its actual net capital was approximately $13,907,000, which was approximately $11,758,000 in excess of regulatory requirements. Limited is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at December 31, 2001 was (pounds)999,000 ($1,455,000). It had eligible capital of (pounds)2,256,000 ($3,285,000), and excess financial resources at such date of (pounds)1,257,000 ($1,830,000). Far East is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of the average quarterly liabilities. Far East's required liquid capital was approximately HK$9,879,000 ($1,267,000) at December 31, 2001, and it had liquid capital of HK$75,990,000 ($9,742,000), and excess liquid capital of approximately HK$66,111,000 ($8,475,000).

The Company is subject to regulation covering virtually all aspects of its business. It is subject to extensive regulation under U.S. federal and state law and by certain self-regulatory bodies, including the New York Stock Exchange
(NYSE) and various other stock exchanges, the U.S. Securities and Exchange Commission (SEC), the National Association of Securities Dealers Regulation, Inc. (NASDR) and several foreign regulatory bodies, including the London Stock Exchange and The Stock Exchange of Hong Kong. In the normal course of business, the Company is subject to inquiries and regulatory examinations by many of these regulatory authorities.

6. PENSION PLANS. The Company has defined contribution plans covering substantially all of its regular employees. Company contributions under these plans are made annually at the discretion of management. Contributions were approximately $648,000 for 2001, $605,000 for 2000, and $557,000 for 1999.

7. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK. Hoenig, Far East and Limited are securities broker-dealers engaged in various trading and brokerage activities on behalf of institutional customers, including insurance companies, pension plans, investment limited partnerships and private investment funds, mutual funds, and other financial institutions on an agency and riskless principal basis only. Their exposure to off balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill its obligations arising from a transaction. Each of Hoenig and Limited has an agreement with its clearing agent that provides that it is obligated to assume any losses related to the nonperformance of its customers. Hoenig and Limited each monitors customer brokerage activity by reviewing information received from its clearing agent on a daily basis. Far East, which self-clears all transactions executed on The Stock Exchange of Hong Kong, monitors its customer brokerage activity on a daily basis by reviewing information received from market counterparties, settlement agents and the Central Clearing and Settlement System ("CCASS") in Hong Kong.

8. FINANCIAL INSTRUMENTS. Substantially all of the Company's financial instruments, which include cash and cash equivalents, securities owned, securities sold not yet purchased and U.S. Government obligations, are carried at fair value. The Company does not hold financial instruments for trading purposes as part of its business operations.

9. SECURITIES RECEIVED IN FOREIGN SECURITIES EXCHANGES. In June 2000, the Company received 805,000 Hong Kong shares in connection with its ownership of a seat on The Stock Exchange of Hong Kong. In July 2000, the Company received 100,000 London shares in connection with its ownership of a seat on the London Stock Exchange. As of December 31, 2000, the Company owned 177,000 Hong Kong shares and 100,000 London shares. In July 2001, the London shares split 10 for
1. As of December 31, 2001, the Company owned 99,945 London shares. All of the remaining Hong Kong shares were sold during 2001 and the remaining London shares were sold during the first quarter 2002.

The value of the London shares, which are accounted for at fair market value, was $614,178 at December 31, 2001, and is included in securities owned in the Consolidated Statements of Financial Condition. The value of the London and Hong Kong shares was $3,399,760 and $406,202, respectively, as of December 31, 2000.

Included in investment income and other is $1.9 million and $4.6 million, respectively, of realized and unrealized gains earned on these shares for the years ended December 31, 2001 and 2000.


10. INVESTMENT IN LIMITED PARTNERSHIPS. Axe-Houghton is the general partner of two limited partnerships and maintains investments in each of the partnerships. Axe-Houghton's partnership investments were $373,974 (12.2%) and $21,058 (0.41%) at December 31, 2001 and $352,365 (11.5%) and $26,067 (0.41%) at December 31,
2000. Axe-Houghton does not maintain control of the partnerships for consolidation purposes. These investments are accounted for under the equity method.

The Company also maintains an investment in an unaffiliated multi-manager, market-neutral limited partnership. This multi-manager limited partnership, which is managed by a professional money manager, makes investments in other unaffiliated limited partnerships and funds which employ a variety of alternative investment strategies. These strategies include relative-value, event-driven, hedged-directional, convertible arbitrage, convertible hedging and basis spread trading. The Company's investment in this unaffiliated partnership as of December 31, 2001 and 2000 was $1.5 million and $1.4 million, respectively, which represented less than a 5% interest in the partnership. The potential loss on the Company's investment in the market-neutral limited partnership is limited to the value of its limited partnership interest. This investment is accounted for at fair value.

The Company expects that the two Axe-Houghton partnerships will dissolve during the first quarter 2002, and the Company expects to liquidate its investment in the market neutral limited partnership during the first quarter 2002.

11. INCOME TAXES. The Company, excluding its foreign affiliates, files consolidated federal and combined New York State and New York City income tax returns. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Income from operations before provision for taxes on income consists of the following:

                                                     2001                       2000                 1999
                                                     ----                       ----                 ----
Domestic                                          $1,468,889               $12,544,255             $9,599,586
Foreign                                            1,440,581                 5,131,353              1,429,062
                                                 -----------             -------------          -------------
                                                  $2,909,470               $17,675,608            $11,028,648
                                                  ==========               ===========            ===========

The provision for taxes on income from operations consists of the following:

                                                     2001                       2000                 1999
                                                     ----                       ----                 ----
Current tax expense
   Federal                                        $3,734,665                $3,726,803             $3,034,646
   State and local                                   834,197                 1,411,951              1,220,701
   Foreign                                           111,722                   924,005                387,130
                                                  ----------                ----------             ----------
   Total current provision                         4,680,584                 6,062,759              4,642,477
                                                   ---------                 ---------              ---------

Deferred tax (benefit) expense
   Federal                                        (2,876,906)                   135,255                10,243
   State and local                                  (811,187)                    47,439               (1,392)
                                                 ------------             -------------       --------------
   Total deferred                                 (3,688,093)                   182,694                 8,851
                                                  -----------              ------------        --------------
   Total provision                              $    992,491                 $6,245,453            $4,651,328
                                                ============                 ==========            ==========


Deferred tax assets and liabilities consist of the following:

                                                         2001                     2000                   1999
                                                       ASSETS                   ASSETS                ASSETS
                                                (LIABILITIES)            (LIABILITIES)          (LIABILITIES)
                                                -------------            -------------          -------------
Deferred assets and liabilities
   Fixed assets                                     $139,229                  $142,100               $195,984
   Accrued compensation                                    -                         -                    370
   Investments                                     3,703,339                         -                      -
   Other                                              89,550                    17,224                  1,157
                                                 -----------                  --------              ---------
   Gross deferred assets                           3,932,118                   159,324                197,511

Deferred tax liabilities - investments               (91,586)                  (61,406)             (176,303)
Accrued compensation                                (182,436)                 (189,399)                      -
Other                                                (35,123)                  (35,082)               (45,651)
                                                 ------------              ------------             ---------
Net deferred taxes receivable (payable)           $3,622,973                 $(126,563)              $(24,443)
                                                  ==========                 ==========              ========


The provision for taxes on income for the years ended December 31, 2001, 2000 and 1999 differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:

                                                     2001                       2000                    1999
                                                     ----                       ----                    ----
Computed tax provision                               $989,219               $6,009,707             $3,749,740
State and local taxes, net of federal benefit         550,525                  931,887                805,663
Differential on foreign tax rates                    (378,076)                (820,654)              (98,751)
Other                                                (169,177)                 124,513                194,676
                                                     ---------            ------------           ------------
Totals                                               $992,491               $6,245,453             $4,651,328
                                                     ========               ==========             ==========

Effective tax rate                                       34.1%                   35.3%                  42.2%
                                                         =====                   =====                  =====


At December 31, 2001, the Company had approximately $8.5 million of accumulated earnings of foreign subsidiaries. The Company has not recorded a tax provision for income tax that could occur upon repatriation of those earnings. It is the Company's intent to keep such earnings invested abroad until they can be repatriated in a tax efficient manner. It is not practicable to determine the amount of income taxes payable in the event all such earnings are repatriated.

NOTE 12 - INVESTMENT IN CONVERTIBLE NOTES.

In 2000, the Company made a $7.5 million strategic investment in InstiPro Group, Inc., the parent company of InstiPro, Inc., a business-to-business (B2B) on-line brokerage firm. The investment consisted of convertible notes and warrants. In addition, on January 10, 2001, the Company and Instinet Clearing Services, Inc. each invested $1.0 million in InstiPro Group, Inc. in the form of a six-month bridge loan. These bridge loans, each of which were convertible into 400,000 shares, ranked senior to the other debt of InstiPro Group, including the Company's $7.5 million in convertible notes, and pari passu with each other. As of December 31, 2000, the investment in InstiPro was classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and was carried at fair market value.

As of March 31, 2001, InstiPro Group was unable to obtain additional capital needed to meet its operating and debt requirements. As a result, during the first quarter 2001, the Company incurred a one-time impairment write-off of $9.3 million before taxes and $5.6 million after taxes, representing the full value (including acquisition costs and accrued interest on the convertible notes) of its investment in InstiPro Group. As a result of the write-off, the Company no longer earned interest income on the convertible notes, as it had in 2000.

On July 5, 2001, InstiPro Group, Inc., filed a petition in bankruptcy under Chapter 7 of the Bankruptcy Code. The bankruptcy trustee liquidated InstiPro Group's assets at auction and in 2002 the Company received $15,012 in net proceeds as a senior secured creditor.

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

14. SHORT-TERM BORROWINGS. The Company maintains overseas overdraft facilities as follows: (1) (pound)750,000 ($1,092,000), which bears a variable rate of interest based upon prevailing market rates in the United Kingdom and Europe;
(2) HK$50,000,000 ($6,410,000), which bears a variable rate of interest based upon current market rates in Hong Kong; (3) HK$100,000,000 ($12,820,000) and (pounds)5,000,000 ($7,281,000) in intra-day overdraft facilities to facilitate the settlement of trades in Asian and European markets, each of which bears a variable rate of interest based upon current market rates; and (4)
(Y)500,000,000 ($3,799,000) in an overnight Libor facility used to facilitate trades in Japanese securities. In addition, the Company maintains an $5,000,000 foreign exchange line for its trading operations in Hong Kong. The amount outstanding under these facilities at December 31, 2001 was $4,080. There were no amounts outstanding under these facilities as of December 31, 2000.

15. SEGMENT REPORTING. The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", to assist financial statement users in assessing the performance of an enterprise and prospects for future cash flows, and to make informed decisions about the enterprise. The Company has three reportable operating segments: domestic brokerage, international brokerage and asset management. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States) and international (United Kingdom, Hong Kong and, through June 2000, Tokyo) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer. The Company's wholly-owned asset management subsidiary provides professional investment management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its U.S. office.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 2. The Company evaluates performance based upon operating profit or loss, not including interest and investment income, as well as certain intercompany expenses. The Company does not allocate certain corporate assets (goodwill and certain fixed assets) to its reportable segments.

The following table illustrates significant financial data for each reportable segment:

                                             DOMESTIC           INTERNATIONAL          ASSET
2001                                         BROKERAGE            BROKERAGE         MANAGEMENT          TOTAL
                                             ---------            ---------         ----------          -----
Revenues from external customers          $82,811,743           $11,186,047          $7,564,575     $101,562,365
Segment operating income (loss)            10,874,793              (743,128)          2,102,435       12,234,100
Interest and investment income            1,391,263(1)           2,301,792(1)           170,504        3,863,559
Interest expense                               76,230               157,749                  --          233,979
Depreciation and amortization                  38,636               241,904              19,269          299,809
Segment assets                             51,726,300            25,401,013           6,166,688       83,294,001

                                             DOMESTIC           INTERNATIONAL          ASSET
2000                                         BROKERAGE            BROKERAGE         MANAGEMENT          TOTAL
                                             ---------            ---------         ----------          -----

Revenues from external customers          $75,187,032           $12,935,220         $11,989,032     $100,111,284
Segment operating income (loss)            11,353,470         (1,222,688) (2)         4,692,451       14,823,233
Interest and investment income              1,479,062           5,292,680(1)            323,055        7,094,797
Interest expense                              450,073               336,350                  --          786,423
Depreciation and amortization                  38,203               145,075              32,201          215,479
Segment assets                             35,319,618            36,021,371           8,932,779       80,273,768

                                             DOMESTIC            INTERNATIONAL            ASSET
1999                                        BROKERAGE                BROKERAGE         MANAGEMENT          TOTAL
                                            ---------                ---------         ----------          -----

Revenues from external customers          $64,054,036              $19,398,683         $8,333,334    $91,786,053
Segment operating income                   10,002,244                  480,165          2,889,304     13,371,713
Interest and investment income              1,276,943                  486,837            172,700      1,936,480
Interest expense                               94,206                  147,803                 --        242,009
Depreciation and amortization                  36,752                  275,900             24,252        336,904
Segment assets                             34,646,118               20,184,247          7,061,458     61,891,823

Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                                  2001                        2000                     1999
                                                  ----                        ----                     ----
OPERATING REVENUES:
Domestic brokerage                             $82,811,743                $75,187,032              $64,054,036
International brokerage                         11,186,047                 12,935,220               19,398,683
Asset management                                 7,564,575                 11,989,032                8,333,334
                                           ---------------             --------------            -------------
Total Operating Revenues                      $101,562,365               $100,111,284              $91,786,053
                                              ============               ============              ===========

OPERATING PROFIT OR LOSS:
Domestic brokerage                             $10,874,793                $11,353,470              $10,002,244
International brokerage                           (743,128)              (1,222,688)(2)                480,165
Asset management                                 2,102,435                  4,692,451                2,889,304
General corporate                               (4,369,087)                (4,965,186)             (4,639,211)
                                                -----------                -----------             ----------
Total operating income                           7,865,013                  9,858,047                8,732,502
Interest and investment (loss) income         (4,955,543)(3)                7,817,561                2,296,146
                                             ------------               -------------            -------------
Income before income taxes                      $2,909,470                $17,675,608              $11,028,648
                                                ==========                ===========              ===========

                                                  2001                        2000                     1999
                                                  ----                        ----                     ----
ASSETS:
Domestic brokerage                             $51,726,300                $35,319,618              $34,646,118
International brokerage                         25,401,013                 36,021,371               20,184,247
Asset management                                 6,166,688                  8,932,779                7,061,458
General corporate                               13,470,835                 12,982,557                6,163,377
Unallocated goodwill                               452,621                    813,197                1,173,773
Unallocated fixed assets                         1,397,587                  1,403,950                1,278,639
                                             -------------              -------------            -------------
Total                                          $98,615,044                $95,473,472              $70,507,612
                                               ===========                ===========              ===========

---------------
(1) Included in interest and investment income of international brokerage for the years ended December 31, 2001 and December 31, 2000 is $1,870,604 and $4,646,428, respectively, of realized and unrealized gains related to the ownership of the Hong Kong shares and the London shares.
(2) Included in international brokerage operating income (loss) for the year ended December 31, 2000 is a $1,013,519 one-time charge related to the closing of the Company's Tokyo brokerage operations in June 2000.
(3) Included in interest and investment (loss) income and other for the year ended December 31, 2001 is the $9,292,407 impairment write-off of the Company's investment in InstiPro Group, Inc.

One domestic brokerage customer accounted for 10.8% of the Company's revenues for the year ended December 31, 2001. No one single customer accounted for greater than 10% of total revenues for any of the years ended December 31, 2000 and 1999.

16. ASSET SALES. On November 29, 2001, the Company announced that it had signed an agreement to sell the Core International ADR and Domestic Equity Index Institutional investment management businesses of its wholly-owned subsidiary, Axe-Houghton, to The Bank of New York for approximately $5.4 million. This sale was completed on January 31, 2002, and the Company recognized a gain of approximately $2.7 million or $0.30 per share diluted after taxes and expenses on the sale of these businesses.

17. STOCKHOLDERS' EQUITY. The Company, which was incorporated in Delaware in August 1991, has 40,000,000 authorized shares of Common Stock with a par value of $0.01 per share and 1,000,000 authorized shares of preferred stock with a par value of $0.01 per share.

The Board of Directors of the Company (the "Board") has the power, without further action by the stockholders, to issue 1,000,000 shares of preferred stock as a class without series, or in one or more series, and to fix the voting rights, designations, preferences and relative participating, optional and other special rights, and the qualifications, limitations and restrictions applicable thereto. At December 31, 2001, no preferred stock had been issued.

On September 21, 2001, the Board authorized the Company to repurchase up to an additional five hundred thousand (500,000) shares of the Company's Common Stock from time to time in open-market and privately negotiated transactions subject to the availability of shares for repurchase at prices that the Company considers to be attractive.

During 2001, the Company repurchased 78,000 shares of its Common Stock at an aggregate cost of $0.8 million. As of December 31, 2001, the Company had repurchased a total of 3,357,962 shares of Common Stock under its various stock repurchase programs. The total cost of all purchases under the repurchase programs and the purchase of 650,000 shares from the Estate of Ronald H. Hoenig in December 1995 (net of 970,829 shares issued out of treasury stock) has been $21,012,704. These shares were repurchased for use in connection with the Company's stock compensation plans.

On January 14, 1997, the Company adopted a Stockholders' Rights Plan, under which rights were distributed as a dividend at the rate of one right for each share of Common Stock of the Company held by stockholders of record as of the close of business on January 31, 1997 and thereafter will be attached to each share of Common Stock until the rights become exercisable or expire. Each right initially entitles stockholders to purchase one one-hundredth of a share of preferred stock for $18. Upon exercise of the right, the holder will receive Common Stock having a value equal to twice the value of the $18 price of the fractional preferred share. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the Common Stock. The Company generally will be entitled to redeem the rights prior to their expiration at $0.01 per right at any time until 10 days following a public announcement that a 20% position in the Company's common stock has been acquired. The rights expire on January 14, 2007. The Company amended its Stockholders' Rights Plan immediately prior to the execution of the agreement to sell the Company. See
Note 21.

18. STOCK-BASED AWARDS. The Company has a compensation plan that provides for stock-based awards. The Amended and Restated 1996 Long-Term Stock Incentive Plan (the "Amended 1996 Plan") provides for the Company to award or grant to directors, officers and other key employees and consultants of the Company and its subsidiaries, U.S. stock options (which may be either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified stock options), U.K. stock options, stock appreciation rights, restricted stock, deferred stock and stock granted as a bonus or in lieu of other awards as authorized by the Compensation and Stock Option Committee of the Board. The original 1996 Plan was adopted by the Board on November 14, 1996, and approved at the 1997 Annual Meeting of Stockholders. Upon approval of the original 1996

Plan, two earlier stock option plans were merged into the 1996 Plan, and no new awards have since been issued under those plans. At the 2000 Annual Meeting of Stockholders, the Company's stockholders approved the Amended 1996 Plan, which among other things, increased the number of shares of Common Stock reserved for issuance under the Plan by 1,000,000 shares. The total number of shares issuable under the Amended 1996 Plan when approved was 3,988,000 shares, 2,000,000 shares issuable under the Amended 1996 Plan plus (1) 1,988,000 of shares of stock that would have been issuable under the two earlier stock option plans, and (2) shares issuable under canceled and expired stock options. The Amended 1996 Plan provides for the issuance of U.S. stock options (which may be either incentive stock options that qualify for certain tax treatment under the Internal Revenue Code or non-qualified stock options) and U.K. stock options. The Amended 1996 Plan has been approved by the United Kingdom Board of Inland Revenue under the Income and Corporation Taxes Act of 1988. Each of the two earlier stock option plans initially provided for the issuance of up to 1,000,000 shares of Common Stock in connection with the grant of U.S. stock options and U.K. stock options. Stock options granted under the Company's plans generally vest over a one to three-year period and expire 5-10 years from the date of grant.

Transactions related to U.S. incentive stock options and U.K. stock options granted under the Company's plans were as follows:

                                                                                    WEIGHTED           NUMBER
                                            NUMBER OF      EXERCISE PRICE            AVERAGE          OF SHARES
                                             SHARES           PER SHARE          EXERCISE PRICE      EXERCISABLE
                                             ------           ---------          --------------      -----------
Outstanding at January 1, 1999               519,252      $3.625 - $7.063            $4.66             339,092
                                                                                                       =======
       Granted                               172,500       6.50                       6.50
       Canceled or expired                      (500)                                 3.88
       Exercised                             (32,251)      3.813 -  6.50              4.91
                                             -------       -------------              ----

Outstanding at December 31, 1999             659,001       3.625 -  7.063             5.13             423,171
                                                                                                       =======
       Granted                               104,500       9.437                      9.437
       Canceled or expired                  (51,666)                                  8.15
       Exercised                            (32,000)       4.00  -  6.50              5.40
                                            --------       -------------              ----

Outstanding at December 31, 2000             679,835       3.625 -  9.437             5.55             489,003
                                                                                                       =======
       Granted                                57,500      11.813                     11.813
       Canceled or expired                  (10,000)                                  9.437
       Exercised                            (11,834)       3.875 -  9.437             7.41
                                            --------     ----------------             ----

Outstanding at December 31, 2001             715,501      $3.625 - 11.813            $5.97             577,170
                                             =======      ===============            =====             =======

Transactions related to U.S. non-qualified stock options granted under the Company's plans were as follows:

                                                                                    WEIGHTED           NUMBER
                                            NUMBER OF      EXERCISE PRICE            AVERAGE          OF SHARES
                                             SHARES           PER SHARE          EXERCISE PRICE      EXERCISABLE
                                             ------           ---------          --------------      -----------
Outstanding at January 1, 1999             1,185,499      $0.10  - $6.75            $4.93              739,611
                                                                                                       =======
       Granted                               202,000       6.375 -  9.563            6.71
       Canceled or expired                   (16,667)                                6.69
       Exercised                             (13,333)      3.625 -  6.688            5.76
                                             -------       --------------            ----

Outstanding at December 31, 1999           1,357,499       0.10  -  9.563            5.17                940,333
                                                                                                         =======
       Granted                               437,500       9.00  - 10.688            9.86
       Canceled or expired                  (40,833)                                 5.69
       Exercised                            (14,000)       0.10  -  6.75             2.04
                                            --------       -------------             ----

Outstanding at December 31, 2000           1,740,166       0.10  - 10.688            6.36              1,084,001
                                                                                                       =========
       Granted                                 7,500               11.00            11.00
       Canceled or expired                  (20,000)                                 4.25
       Exercised                             (7,666)       0.10  -  6.50             0.94
                                         -----------       -------------          -------

Outstanding at December 31, 2001           1,720,000      $3.625 - 11.00            $6.43              1,347,168
                                           =========      ==============            =====              =========

U.S. incentive stock options and U.K. stock options outstanding at December 31, 2001 were as follows:

                                                                                WEIGHTED               NUMBER OF
                                                         NUMBER OF               AVERAGE                 SHARES
                                                          SHARES             EXERCISE PRICE            EXERCISABLE
                                                          ------             ---------------           -----------
Price Range $3.625 - 3.875                                129,834                 $3.64                  129,834
       (Weighted average contractual life 4.59 yrs)
Price Range $4.00 - 4.75                                  197,167                  4.15                  197,167
       (Weighted average contractual life 4.34 yrs)
Price Range $6.19 - 6.50                                  274,000                  6.46                  221,500
       (Weighted average contractual life 6.65 yrs)
Price Range $7.063 - 9.437                                 57,000                  9.33                   28,669
       (Weighted average contractual life 8.01 yrs)
Price Range $11.813                                        57,500                11.813                      -0-
                                                           ------                ------                ---------
       (Weighted average contractual life 9.07 yrs)
Total                                                     715,501                 $5.97                  577,170
                                                          =======                 =====                  =======

U.S. non-qualified stock options outstanding at December 31, 2001 were as follows:

                                                                                WEIGHTED                NUMBER OF
                                                         NUMBER OF               AVERAGE                 SHARES
                                                          SHARES             EXERCISE PRICE            EXERCISABLE
                                                          ------             ---------------           -----------

Price Range $3.625 - 4.75                                 300,000                 $3.66                  300,000
       (Weighted average contractual life 4.53 yrs)
Price Range $5.00 - 6.00                                  525,000                  5.05                  525,000
       (Weighted average contractual life 4.85 yrs)
Price Range $6.188 - 6.75
       (Weighted average contractual life 6.53 yrs)       430,000                  6.33                  361,669
Price $9.00 - 11.00
       (Weighted average contractual life 7.98 yrs)       465,000                  9.86                  160,499
                                                       ----------                ------               ----------
Total                                                   1,720,000                 $6.43                1,347,168
                                                        =========                 =====                =========

At December 31, 2001, U.S. incentive stock options and U.K. stock options to purchase 715,501 shares were outstanding, but due to vesting requirements, options to purchase 138,331 shares were not exercisable at December 31, 2001. At December 31, 2001, U.S. non-qualified stock options to purchase 1,720,000 shares were outstanding, but due to vesting requirements, options to purchase 372,832 shares were not exercisable at December 31, 2001.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the fair value of stock-based awards granted under the Company's plans. Had compensation cost for stock-based awards granted under these plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                   2001                      2000                    1999
                                                   ----                      ----                    ----
      Net Income - as reported                $1,916,979                $11,430,155             $6,377,320
                                              ==========                ===========             ==========

      Net Income - pro forma                  $1,015,301                $10,668,937             $5,719,349
                                              ==========                ===========             ==========

      Earnings per share basic - as reported       $0.24                      $1.41                  $0.74
                                                   =====                      =====                  =====

      Earnings per share diluted - as reported     $0.22                      $1.26                  $0.67
                                                   =====                      =====                  =====

      Earnings per share basic - pro forma         $0.13                      $1.32                  $0.67
                                                   =====                      =====                  =====

      Earnings per share diluted - pro forma       $0.11                      $1.18                  $0.60
                                                   =====                      =====                  =====

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the period:

                                                   2001                      2000                    1999
                                                   ----                      ----                    ----
      Risk free interest rate                      4.32%                      5.07%                  6.47%
      Dividend yield                                   -                          -                      -
      Expected life of option                    5 years                    5 years                5 years
      Expected volatility                     25.20% - 47.54%             19.4% - 42.0%           48.1% - 67.3%

DEFERRED STOCK. During 1997, the Company granted 107,000 shares of deferred stock to certain employees of the Company under the 1996 Plan. The deferred stock granted vested equally over a three-year period. The Company recorded compensation expense over the vesting period based upon the fair market value of the stock at the time of the grant. No shares of deferred stock were granted during 1999, 2000 or 2001.

RESTRICTED STOCK. During 1999, 2000 and 2001, the Company issued 32,432, 27,586 and 28,626 shares of restricted Common Stock, respectively, to certain employees of the Company under the Amended 1996 Plan. The restricted stock issued vests 50% on the date of grant and 25% on each of the next two anniversaries of the grant date. The Company records compensation expense over the vesting period based upon the fair market value at the time of grant.

19. STOCK PURCHASE PLAN. The Company adopted the 1996 Employee Stock Purchase Plan on May 15, 1996. The plan allows eligible employees of the Company and its U.S. subsidiaries to purchase shares of Common Stock at 85% of the fair market value at specified dates. During 2001, a total of 17,000 shares were purchased at an average price of $9.36 per share. During 2000, a total of 16,200 shares of Common Stock were purchased at an average price of $8.00 per share. During 1999, a total of 45,300 shares of Common Stock were purchased at an average price of $6.39 per share.

In November 1997, the Company adopted the 1997 Foreign Employee Stock Purchase Plan, which is a corollary to the Company's 1996 Employee Stock Purchase Plan. During 2001, a total of 2,100 shares of common stock were purchased under the 1997 Foreign Employees Stock Purchase Plan at an average price of $8.57 per share. During 2000, there were no shares of Common Stock purchased under the 1997 Foreign Employee Stock Purchase Plan. During 1999, a total of 2,000 shares of Common Stock were purchased under the 1997 Foreign Employee Stock Purchase Plan at an average price of $6.96 per share.

The maximum number of shares of Common Stock issuable under these two stock purchase plans is 500,000. At December 31, 2000, 281,100 shares remained available for issuance under these plans.

20. EARNINGS PER SHARE. The FASB has issued SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations of basic and diluted earnings per share:

                                                       2001                      2000                    1999
                                                       ----                      ----                    ----
Net income available to common stockholders          $1,916,979              $11,430,155             $6,377,320

Weighted average shares outstanding                   7,873,253                8,096,469              8,570,936

Effect of dilutive instruments
 Employee stock awards                                1,021,731                  940,358                924,528
                                                      ---------                  -------                -------

Total weighted average dilutive shares                8,894,984                9,036,827              9,495,464

Basic earnings per share                           $       0.24             $       1.41           $       0.74
                                                   ============             ============           ============
Diluted earnings per share                         $       0.22             $       1.26           $       0.67
                                                   ============             ============           ============

Stock options on the following number of shares were anti-dilutive and were not included in the calculation above: 2001 - 65,000 shares, 2000 - 187,500 shares, and 1999 - 20,000 shares.

21. SUBSEQUENT EVENTS


On February 28, 2002, Hoenig Group Inc. announced that it has signed an agreement under which Investment Technology Group, Inc. (ITG) will acquire Hoenig Group Inc. for approximately $115 million, or approximately $12.34 to $12.59 per share, in cash, subject to stockholder approval at a special meeting of stockholders expected to be held before the end of the second quarter 2002.

The sale price is subject to adjustment depending upon the amount received by Hoenig Group Inc. in its previously announced sales of the businesses of Axe-Houghton, its asset management subsidiary. The exact amount per share that Hoenig Group Inc. stockholders will receive upon completion of the sale to ITG will be announced when the Axe-Houghton sales are complete, but in no event less than ten business days before the special meeting. The sale to ITG is contingent upon, among other things, completion of the sales of the Axe-Houghton businesses and obtaining approval from Hoenig Group Inc. stockholders and from regulatory authorities, and is expected to be completed by the end of the second quarter 2002.

Immediately prior to the execution of the agreement with ITG, the Company amended its Stockholders' Rights Plan to provide that ITG is not an acquiring person within the meaning of that Plan.

The Company has agreed to sell Axe-Houghton in three separate transactions. The first transaction, which was announced on November 29, 2001 and completed on January 31, 2002, involved the sale of Axe-Houghton's Core International ADR and Domestic Equity Index institutional investment management businesses to The Bank of New York in exchange for approximately $5.4 million in cash.

The second and third transactions to sell the remaining businesses of Axe-Houghton were announced on February 12, 2002 and are expected to be completed by April 30, 2002, subject to the receipt of client consents and satisfaction of customary closing conditions. Hoenig Group Inc. has agreed to sell the Value and Balanced Equity institutional investment management businesses of Axe-Houghton to Byram Capital Management LLC, a registered investment adviser formed by Seth M. Lynn, Jr., Axe-Houghton's current President and four other Axe-Houghton employees. In a separate transaction, Hoenig Group Inc. has agreed to sell all of the stock of Axe-Houghton, together with the remaining small capitalization growth equity-related investment disciplines, to Axe Holding Corp., an entity formed by the principals of Palisade Capital Management LLC, a privately-owned registered investment adviser. Two executives of Axe-Houghton responsible for managing the small capitalization growth equity-related disciplines will receive equity in the continuing business after the sale of Axe-Houghton to the Palisade Capital Management group, with no additional payments to them from Axe-Houghton or Hoenig Group Inc. in connection with the sale.

Upon the closing of these two transactions, the Company expects to receive approximately $3.3 million, subject in the case of the sale to the Palisade Capital Management group to adjustments based upon receipt of client consents and fees receivable from clients at the time of closing. Upon completion of these two transactions, the Company expects to recognize a gain of approximately $1.3 million or $0.15 per share diluted, after taxes and expenses, depending upon possible purchase price adjustments provided for in the agreement for the sale to the Palisade Capital Management group.

                                     * * * *

                                HOENIG GROUP INC.
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)
                     (in thousands except per share amounts)

                                                                       THREE MONTHS ENDED
                                                ADJUSTED
                                     MARCH 31    MARCH 31       JUNE 30              SEPT. 30                      DEC. 31
                                      2001       2001(1)        2001                  2001                         2001
                                      ----       ----           ----                  ----                         ----
Operating revenues                   $24,500     $24,500      $25,472                $23,484                      $28,108
Operating income                       1,617       1,617        2,170                  1,304                        2,774
Income (loss) before income taxes    (5,975)       3,318        3,530                  1,591                        3,763
Net income (loss)                    (3,471)       2,009        2,150                    761                        2,477
Net income (loss) per share basic    ($0.44)       $0.25        $0.27                  $0.10                        $0.32
Net income (loss) per share diluted  ($0.44)       $0.22        $0.24                  $0.09                        $0.28


                                                              THREE MONTHS ENDED
                                                               ADJUSTED                   ADJUSTED                    ADJUSTED
                                    MARCH 31        JUNE 30     JUNE 30     SEPT. 30      SEPT. 30       DEC. 31       DEC. 31
                                      2000           2000       2000(2)       2000         2000(2)        2000         2000(2)
                                      ----           ----       ----          ----         ----           ----         ----
Operating revenues                   $26,615       $24,266      $24,266      $22,529       $22.529       $26,702       $26,702
Operating income                       2,549         1,989        3,006        2,154         2,154         3,166         3,163
Income before income taxes             3,112         3,454        3,634        7,748         3,052         3,362         4,244
Net income                             1,804         2,401        2,149        5,267         1,896         1,959         2,517
Net income per share basic             $0.22         $0.29        $0.26        $0.65         $0.24         $0.25         $0.32
Net income per share diluted           $0.20         $0.27        $0.24        $0.58         $0.21         $0.22         $0.28

(1) Financial data excluding $9.3 million ($5.6 million after tax) write-off of the Company's investment in InstiPro Group, Inc.

(2) Financial data before the Tokyo charge and the appreciation in market value of, and the realized gains on, the Hong Kong and London shares.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Hoenig Group Inc.

                                By: /s/ Fredric P. Sapirstein
                                -------------------------------------
                                Fredric P. Sapirstein
                                Chairman and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                   DATE

/s/ Fredric P. Sapirstein       Chairman, Chief Executive         March 28, 2002
-------------------------       Officer and Director
Fredric P. Sapirstein

/s/ Alan B. Herzog              Chief Operating Officer,          March 28, 2002
------------------              Principal Financial/Accounting
Alan B. Herzog                  Officer and Director


/s/ Max H. Levine               Executive Vice President          March 28, 2002
-----------------               and Director
Max H. Levine

/s/ Kathryn L. Hoenig           General Counsel,                  March 28, 2002
---------------------           Secretary and Director
Kathryn L. Hoenig

/s/ Robert L. Cooney            Director                          March 28, 2002
--------------------
Robert L. Cooney

/s/ Martin F.C. Emmett          Director                          March 28, 2002
----------------------
Martin F.C. Emmett

/s/ Robert Spiegel              Director                          March 28, 2002
------------------
Robert Spiegel

                                  EXHIBIT INDEX

        Exhibit No.              Description

         3.2      Amended and Restated By-laws of the Registrant.

         *10.10 First Amendment, dated December 3, 2001, to Employment Agreement, dated January 1, 2000, between the Registrant and Fredric P. Sapirstein.

         *10.23 Second Amendment, dated December 20, 2001, to Employment Agreement, dated October 8, 1998, between the Registrant and Max H. Levine.

         10.25 Transfer and Assumption Agreement, dated as of November 28, 2001, by and among The Bank of New York, Registrant and Axe-Houghton Associates, Inc.

         10.26 Stock Purchase Agreement dated as of February 11, 2002 between Axe Holding Corp. and Registrant.

         21.1     Subsidiaries of the Registrant.

         23.1     Independent Auditors' Consent.