Form 10-K/A
period 2001-12-31
HOENIG GROUP INC
filed 2002-04-29
CIK 878551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

                                 Yes [X] No [ ]
                                 --------------

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the directors and executive officers of Hoenig Group Inc. (the "Company"):

       Name              Age                    Position
       ----              ---                   -----------
Fredric P. Sapirstein    59      Chairman of the Board, Chief Executive
                                 Officer, President, and Class III Director, and Chairman and Chief Executive Officer of
                                 Hoenig & Co., Inc.

Max H. Levine            61      Executive Vice President and Class II
                                 Director, and President of Hoenig & Co., Inc.

Alan B. Herzog           44      Executive Vice President, Chief Operating
                                 Officer, Chief Financial Officer,
                                 Treasurer, and Class I Director, and Chief
                                 Operating Officer and Chief Financial
                                 Officer of Hoenig & Co., Inc.

Kathryn L. Hoenig        40      Vice President, General Counsel, Secretary,
                                 and Class III Director, and Secretary of
                                 Hoenig & Co., Inc.

Robert L. Cooney         68      Class III Director

Martin F.C. Emmett       67      Class I Director

Robert Spiegel           65      Class I Director

Robin A. Green           37      Managing Director of Hoenig (Far East) Limited

Benjamin J. B. Wood      34      Managing Director of Hoenig & Company Limited

     Information with respect to the business experience and affiliations of the directors and executive officers is set forth below:

Class I Directors

     Alan B. Herzog, has been the Executive Vice President, Chief Operating Officer, Treasurer and a director of the Company since its formation in 1991. He also has served as Chief Financial Officer of the Company and of Hoenig & Co., Inc. ("Hoenig"), a wholly-owned subsidiary of the Company, since February 1997 and from 1982 until 1995, and as Chief Operating Officer of Hoenig since April 1997. Mr. Herzog also has served at Hoenig as Chief Executive Officer from November 1995 until April 1997, as Treasurer since 1982, and as a director since 1987. Mr. Herzog served as a director and Treasurer of Axe-Houghton Associates, Inc. ("Axe-Houghton"), previously a wholly-owned subsidiary of the Company, from 1993 until April 2002. He also is a director of Hoenig & Company Limited ("Limited") and Hoenig (Far East) Limited ("Far East"), which are wholly-owned subsidiaries of the Company. Mr. Herzog is a Certified Public Accountant and a graduate of The Wharton School, University of Pennsylvania.

     Martin F.C. Emmett, has been a director of the Company since May 1994. From 1989 until 1993, Mr. Emmett served as Chief Executive Officer and Chairman of the Board of Tambrands, Inc., a manufacturer and marketer of Tampax tampons. From 1983 until 1989, he was Chairman of Security Pacific Burns Fry, a New York investment banking firm. Mr. Emmett currently serves on the Board of Visitors of the Fuqua School of Business at Duke University.

     Robert Spiegel, has been a director of the Company since its formation in 1991 and was a director of Axe-Houghton from 1994 until April 2002. He also has served as a director of Hoenig from 1987 until May 1995. Mr. Spiegel served as Chairman of the Board, Chief Executive Officer and President of RJR Drug Distributors, Inc., a privately-owned discount drug retailer based in Louisville, Kentucky, from 1984 until 1995. He currently serves as a director of Gunther International, Ltd., a Nasdaq Bulletin Board company based in Norwich, Connecticut, which designs, develops, assembles, markets and services high tech systems that assemble and bind printed documents, and as a member of the Advisory Board of Ivy Asset Management, a Bank of New York subsidiary and registered investment adviser specializing in alternative investments. Mr. Spiegel graduated from The Wharton School, University of Pennsylvania.

Class II Director

         Max H. Levine, a founder of Hoenig, has been a director and Executive Vice President of the Company since its formation in 1991, and has served as President of Hoenig since November 1995 and as a director and Head of Trading at Hoenig since Hoenig's inception in 1970. He also has served as a director of Axe-Houghton from September 1994 until May 1997 and from April 1993 until February 1994, and of Far East from 1994 until 1997. He is a member of the Board of Trustees of Ithaca College, the Executive Committee of Albert Einstein College of Medicine and the Wall Street Committee for St. Jude's. Mr. Levine is a graduate of Colgate University.

Class III Directors

     Fredric P. Sapirstein, has served as Chairman of the Board, Chief Executive Officer and President of the Company since September 1996. He also has served as Chief Executive Officer of Hoenig since April 1997. Mr. Sapirstein has served as a director of all of the Company's subsidiaries since September 1996. Before joining the Company, Mr. Sapirstein was employed by Bear Stearns & Co., Inc. as Managing Director, Head of Asian Investment Banking from 1995 until 1996, and as Managing Director, Head of International Equity Capital Markets from 1994 until 1995. From 1991 until 1994, Mr. Sapirstein was a principal of FPS Management, Inc., a private investment management and consulting firm which he founded. From 1968 until 1990, he was employed at Schroder Wertheim & Co., Inc. in various positions, including as Chief Executive Officer of Equities Services. Mr. Sapirstein is a graduate of Tulane University.

     Kathryn L. Hoenig, has been a director of the Company since January 1996 and has served as General Counsel of the Company since November 1995 and of Hoenig from 1992 until 1998. She also has served as Secretary of the Company and of Hoenig since 1992. She served as Secretary of Axe-Houghton from 1993 until April 2002 and as a director of Axe-Houghton from 1994 until April 2002. Ms. Hoenig is a graduate of Duke University and New York University School of Law.

     Robert L. Cooney, has been a director of the Company since February 1997. He currently serves as a partner of Cooney, Schroeder & Co., a private financial consulting firm that he founded in February 1997. From 1977 until January 1997, Mr. Cooney was Managing Director, Equity Capital Markets at Credit Suisse First Boston. He currently serves as a director of Edison Control Corporation, a Nasdaq Bulletin Board company, which manufactures and distributes systems of pipes, couplings, hoses and other equipment used in pumping concrete. Mr. Cooney also serves as a director of Equity ONE, Inc., a New York Stock Exchange-listed diversified real estate trust based in Miami, Florida. Mr. Cooney is a graduate of the College of the Holy Cross and the Harvard Business School.

Non-Director Executive Officers

     Robin A. Green, has been Managing Director of Far East since April 1995 and a director of Far East since February 1995. From 1988 until April 1995, he served as Chief Financial Officer and Secretary of Limited, and he has been a director of Limited since 1990. From 1985 until 1988, Mr. Green was employed by Touche Ross & Co., Chartered Accountants. Mr. Green is a member of the Institute of Chartered Accountants of Scotland and a graduate of the University of Glasgow.

     Benjamin Wood, has been the Managing Director of Limited since August 2001. Mr. Wood joined Limited in 1995 and has served as Chief Financial Officer since joining Limited. Prior to joining Limited, Mr. Wood was employed by Williams de Broe Plc. as a financial accountant from 1993 to 1995. Mr. Wood is a member of the Institute of Chartered Accountants of England and Wales.

     Pursuant to the By-laws of the Company and its subsidiaries, each executive officer generally serves until his or her successor is chosen or until his or her earlier resignation or removal. Messrs. Sapirstein and Levine each serves as executive officers in the titles set forth above pursuant to the terms of their respective employment agreements. See "Employment Agreements with Certain Executive Officers".

     Upon the closing of the sale of the Company to Investment Technology Group, Inc. ("ITG"), Mr. Sapirstein will cease to be employed by the Company but will continue to act as a consultant to the Company for four months. Mr. Levine will continue to be employed by the Company after the closing of the sale to ITG pursuant to a new employment agreement with the Company that will take effect upon the closing. Mr. Herzog and Ms. Hoenig will continue to be employed by the Company after the sale to ITG pursuant to employment agreements with the Company that will take effect upon the closing. Pursuant to their existing employment or other agreements, each of Messrs. Sapirstein, Levine and Herzog has agreed that, if his employment with the Company terminates for any reason, he will no longer serve as a director of the Company.

     There is no family relationship between or among any of the directors or executive officers of the Company. Ms. Hoenig and Mr. Spiegel each serves as an executor of the Estate of Ronald H. Hoenig and as a Trustee of the Laura H. Hoenig Family Trust (the "Family Trust") and of the Laura H. Hoenig Grantor Retained Annuity Trust (the "Grantor Trust").

Item 11.  Executive Compensation


                       COMPENSATION OF EXECUTIVE OFFICERS

COMPENSATION TABLES

         The following tables contain compensation data for the Named Executive
Officers:

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                ANNUAL COMPENSATION               COMPENSATION AWARDS
                                                                                       SECURITIES               ALL OTHER
NAME AND PRINCIPAL                                    SALARY           BONUS           UNDERLYING            COMPENSATION(1)
        POSITION                         YEAR           ($)             ($)            OPTIONS (#)                 ($)
------------------------------------------------------------------------------    -----------------------   ----------
Fredric P. Sapirstein                    2001         400,000(2)       600,000             --                   10,558
Chairman, Chief Executive Officer        2000         400,000(2)     1,202,000             --                   14,023
and President                            1999         400,000(2)       787,000         150,000(3)                9,836

Max H. Levine                            2001         400,000(2)     1,650,455             --                   10,558
Executive Vice President                 2000         400,000(2)     1,795,155             --                   14,023
                                         1999         400,000(2)     1,803,249          50,000(4)                9,836

Alan B. Herzog                           2001         300,000          300,000             --                   10,558
Executive Vice President,                2000         275,000          275,000             --                   14,023
COO, CFO and Treasurer                   1999         275,000          225,000             --                    9,836

Kathryn L. Hoenig                        2001         300,000          300,000             --                   10,558
General Counsel                          2000         275,000          275,000          25,000(5)               14,023
and Secretary                            1999         250,000          200,000          25,000(5)                9,836

Robin A. Green                           2001         270,000          180,000             --                  204,325
Managing Director,                       2000         270,000          250,000             --                  199,293
Hoenig (Far East) Limited                1999         255,000          350,000          50,000(6)              173,041

----------------------

(1) For 2001, consists of annual contributions on behalf of the following Named Executive Officers to the Company's profit-sharing plans as follows: Fredric P. Sapirstein ($10,558); Max H. Levine ($10,558); Alan
         B. Herzog ($10,558); Kathryn L. Hoenig ($10,558); and Robin A. Green ($27,000). For Mr. Green, includes a housing allowance of $144,442 and personal travel, education and household expenses of $32,883 in 2001 provided in connection with his assignment in Hong Kong.

(2) The 2001 salaries of Messrs. Sapirstein and Levine were as provided in their respective employment agreements.

(3) On January 25, 2000, Mr. Sapirstein was granted a ten-year non-qualified option to purchase 150,000 shares of common stock at an exercise price of $9.437 per share, which vests one-third on each of January 25, 2001, January 25, 2002 and January 25, 2003. This option was granted pursuant to the terms of Mr. Sapirstein's employment agreement with the Company, which took effect on January 1, 2000.

(4) On January 4, 1999, Mr. Levine was granted a ten-year non-qualified option to purchase 50,000 shares of Common Stock at an exercise price of $6.375 per share, which vested with respect to 16,667 shares on each of January 4, 2000 and January 4, 2001 and with respect to 16,666 shares on January 4, 2002. This option was granted pursuant to the terms of Mr. Levine's employment agreement with the Company, dated October 8, 1998, which took effect on January 1, 1999.

(5) On January 25, 2001, Ms. Hoenig was granted a ten-year non-qualified option to purchase 25,000 shares of Common Stock at an exercise price of $11.8125, which vests with respect to 8,333 shares on each of January 25, 2002 and January 25, 2003 and with respect to 8,334 shares on January 25, 2004, as part of her 2000 compensation. On January 25, 2000, Ms. Hoenig was granted a ten-year non-qualified option to purchase 25,000 shares of Common Stock at an exercise price of $9.437 per share, which vests with respect to 8,333 shares on each of January 25, 2001 and January 25, 2002 and with respect to 8,334 shares on January 25, 2003, as part of her 1999 compensation.

(6) On January 25, 2000, Mr. Green was granted a ten-year non-qualified option to purchase 50,000 shares of Common Stock at an exercise price of $9.437 per share, which vests with respect to 16,667 shares on each of January 25, 2001, and January 25, 2002 and with respect to 16,666 shares vests on January 25, 2003, as part of his 1999 compensation.

                    OPTION GRANTS IN THE LAST FISCAL YEAR(1)



                                                INDIVIDUAL GRANTS
     -------------------------------------------------------------------------------------------------------------------------
                       NUMBER OF SECURITIES      % OF TOTAL OPTIONS                           MARKET PRICE ON
                       UNDERLYING                GRANTED TO EMPLOYEES IN    EXERCISE PRICE    DATE OF GRANT       EXPIRATION
NAME                   OPTIONS GRANTED (#)       FISCAL YEAR                ($/SHARE)         ($/SHARE)           DATE
----                   -------------------       -----------------------    ----------------  -----------------   ------------
Kathryn L. Hoenig           25,000                       38.5%                   $11.8125          $11.8125        01/25/11


--------------------

(1) The potential realizable values shown in this table are the result of calculations at stock price appreciation rates specified by the Securities and Exchange Commission (the "Commission") and are not intended to forecast actual future appreciation rates of the price of the Common Stock. The Named Executive Officer will realize no value if the price of the Common Stock does not appreciate above the exercise price.

                  POTENTIAL REALIZABLE VALUE AT
                  ASSUMED ANNUAL RATES OF
                  STOCK PRICE APPRECIATION
NAME              FOR OPTION TERM (1)
----              -----------------------------
Kathryn L. Hoenig
                      5%($)          10%($)
                    ------          -------
                   $81,593         $180,299





                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                          NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                                                FISCAL YEAR-END (#)                FISCAL YEAR-END ($)(1)
                                                         ----------------------------------  --------------------------------------
                       SHARES ACQUIRED      VALUE
        NAME           ON EXERCISE (#)   REALIZED ($)     EXERCISABLE         UNEXERCISABLE  EXERCISABLE ($)      UNEXERCISABLE ($)
---------------------  ---------------   ------------     -----------         -------------  ---------------      -----------------
Fredric P. Sapirstein         0                   0      1,160,000                115,000      $6,426,110              $164,000

Max H. Levine                 0                   0         33,334                 16,666        $136,832               $68,418

Kathryn L. Hoenig             0                   0         57,499                 50,001        $230,922               $50,553

Robin A. Green            6,666             $78,492         60,001                 33,333        $237,498               $34,766

---------------------
(1) Based on the last sale price of the Common Stock on December 31, 2001, less the exercise price.

COMPENSATION OF DIRECTORS

         During 2001, non-employee directors (i.e., directors who are not employed by the Company or any of its subsidiaries) received an annual retainer of $15,000, reimbursement of expenses and $500 for attendance at each meeting of the Board or any committee thereof. In addition, each non-employee director serving as Chairman of any committee of the Board received an annual stipend of $3,000. Since 1996, each non-employee director has been granted five-year options (each, a "Director Option") to purchase 10,000 shares of Common Stock at an exercise price per share equal to the fair market value on the date of grant, which vests as follows: 4,000 shares on the first anniversary of the date of grant; 3,000 shares on the second anniversary of the date of grant; and 3,000 shares on the third anniversary of the date of grant. Each non-employee director is granted a Director Option upon joining the Board (the "Appointment Date"), and on the third anniversary of such Appointment Date and every three years thereafter. Directors who are officers or employees of the Company or any of its subsidiaries receive no compensation for their services as directors, other than their regular compensation for services as such officers or employees; nor are they eligible to be granted Director Options.

EMPLOYMENT AGREEMENTS WITH CERTAIN NAMED EXECUTIVE OFFICERS

         Fredric P. Sapirstein is employed under an employment agreement with the Company, dated January 1, 2000, which was amended and renewed for a one-year term which commenced on January 1, 2002 and ends on December 31, 2002 (the "Sapirstein Agreement"), unless earlier terminated in accordance with its terms. The Sapirstein Agreement is subject to automatic renewal for a one-year term unless either party gives notice of non-renewal six months prior to the expiration of the then current term. The Sapirstein Agreement provides for Mr. Sapirstein's continued employment as Chairman of the Board, Chief Executive Officer and President of the Company at an annual salary of $400,000 and a minimum cash bonus of $600,000. The minimum cash bonus operates as a draw against amounts due under an annual incentive plan to be determined by the Compensation and Stock Option Committee that includes performance goals under the Company's Amended and Restated Section 162(m) Cash Bonus Plan (the "Amended
Section 162(m) Plan"). The Company is required during the term of his employment to include Mr. Sapirstein in the management slate for election as a director of the Company and to use its best efforts to cause him to be elected to the Board.

         The Sapirstein Agreement further provides that, in the event of a termination of employment by the Company "other than for cause" or by Mr. Sapirstein for "good reason", the Company will pay any salary due through the date of termination, any earned but unpaid bonus and any amount accrued under the Company's benefit plans (the "Accrued Obligations") and certain termination payments equal to (i) a pro-rated bonus for the year in which termination occurs equal to the greater of the prior year's bonus or the minimum bonus of $600,000; and (ii) the three-year average of salary and bonus paid to Mr. Sapirstein, multiplied by the number of years (or fraction thereof) remaining in the employment term or one, whichever is greater. In addition, in the event of a termination of employment "other than for cause" or for "good reason", the Company would be required to make contributions on Mr. Sapirstein's behalf to all Company-sponsored health and welfare plans on terms no less favorable than those in effect on the date of termination until the earlier of (i) entitlement to coverage under plans provided by a new employer; (ii) death; or (iii) the end of the employment term under the Sapirstein Agreement.

         In the event of termination of employment due to death, the Sapirstein Agreement provides that Mr. Sapirstein's estate or designated beneficiaries will receive the Accrued Obligations, plus a lump sum equal to the greater of the minimum bonus of $600,000 or the amount of the prior year's bonus, which amount, in either case, would be multiplied by a fraction, the numerator of which is the number of days elapsed in the year of such termination, and the denominator of which is 365. The Sapirstein Agreement further provides that, in the event of termination of employment as a result of "disability", the Company will pay Mr. Sapirstein the Accrued Obligations and an amount equal to his salary plus the $600,000 minimum bonus multiplied by the number of years (or fraction thereof) remaining in the employment term unless and until Mr. Sapirstein obtains full-time employment. In addition, in the event of a termination of employment as a result of disability, the Company would be required to make contributions on Mr. Sapirstein's behalf to all Company-sponsored health and welfare plans on terms no less favorable than those in effect on the date of termination until the earlier of (i) one year from the date of termination; (ii) entitlement to coverage under plans provided by a new employer; (iii) death; or (iv) the end of the employment term under the Sapirstein Agreement.

         Max H. Levine is employed by the Company under an employment agreement which was amended on December 20, 2001 (the "Levine Agreement"), to extend the term six months until June 30, 2002. The Levine Agreement provides for Mr. Levine's employment as Executive Vice President of the Company and President of Hoenig at an annual salary of $400,000 and an annual minimum bonus of $150,000 plus a percentage of a bonus pool based on the net pre-tax profits (as defined) of commission business for which participants in the bonus pool are responsible. The participants in the bonus pool include Mr. Levine and his son, Michael Levine. Mr. Levine's percentage of the bonus pool is determined by the Compensation and Stock Option Committee in its sole discretion within the first 90 days of the year to which the percentage applies.

         The Levine Agreement provides that, in the event of a termination of employment by the Company "other than for cause" or by Mr. Levine for "good reason", the Company will pay Mr. Levine (i) the Accrued Obligations; (ii) an amount equal to the greater of $500,000 or $500,000 multiplied by the number of years (or fraction thereof) remaining in the employment term of the Levine Agreement; (iii) the annual minimum bonus of $150,000 prorated for the year in which such termination of employment occurs; and (iv) an amount equal to Mr. Levine's percentage of the bonus pool as of the date such termination of employment occurs.

         The Levine Agreement further provides that, in the event of termination of employment as a result of "disability", the Company will pay Mr. Levine the Accrued Obligations and an amount equal to his salary plus $150,000, multiplied by the number of years (or fraction thereof) remaining in the employment term. In addition, in the event of a termination of employment as a result of "disability", the Company would be required to make contributions on his behalf to all Company-sponsored health and welfare plans on terms no less favorable than those in effect on the date of termination until the earlier of (i) one year from the date of termination; (ii) entitlement to coverage under plans provided by a new employer; (iii) death; or (iv) the end of the employment term under the Levine Agreement. In the event of a termination of employment due to Mr. Levine's death, the Levine Agreement provides that the Company will pay Mr. Levine's estate or designated beneficiaries (i) the Accrued Obligations; (ii) $150,000; and (iii) the amount of any bonus paid to Mr. Levine for the immediately preceding fiscal year, multiplied by a fraction, the numerator of which is the number of days elapsed in the year of such termination, and the denominator of which is 365. In the event of termination of employment due to the expiration of the Levine Agreement, Mr. Levine shall receive, in addition to the Accrued Obligations, an amount equal to Mr. Levine's percentage of the bonus pool as of the date such termination of employment occurs.

         The Sapirstein and Levine Agreements contain similar provisions regarding non-competition and non-solicitation. Each agreement includes non-competition and non-solicitation covenants which preclude the executive from competing with the Company's business or soliciting the Company's customers or employees during the "Non-Competition Period". The Non-Competition Period under the Sapirstein Agreement consists of: (i) the employment term; (ii) the lesser of one-year or the remaining employment term if employment is terminated by the Company for "cause" or by Mr. Sapirstein other than for "good reason"; and (iii) the period during which Mr. Sapirstein is receiving termination payments. The Non-Competition Period under the Levine Agreement consists of: (i) the employment term; and (ii) the lesser of one year or the remaining term of the Agreement if employment is terminated by the Company for "cause" or by Mr. Levine other than for "good reason".

         Each of the Sapirstein and Levine Agreements also provides that, in the event of termination of employment for any reason, the executive shall no longer serve as a director of the Company or any of its subsidiaries.

         Upon the closing of the sale of the Company to ITG, Mr. Levine will enter into a new employment agreement with the Company, which will supercede the Levine Agreement. Mr. Sapirstein will cease to be employed by the Company after completion of the sale to ITG, but will act as a consultant to the Company for four months after the closing pursuant to a consulting agreement with the Company.


Item 12. Security Ownership of Certain Beneficial Owners and Management

OWNERSHIP OF COMMON STOCK OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Except as otherwise indicated, the following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 29, 2002 by (i) each person known to the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and the four most highly compensated executive officers (determined pursuant to the Commission's Regulation S-K Item 402(a)(3)), other than the Chief Executive Officer, as of the end of 2001 (such persons including the Chief Executive Officer are referred to herein as the "Named Executive Officers"), and (iv) all current executive officers and directors of the Company as a group. The number of shares deemed beneficially owned by a person includes shares of Common Stock which such person has a right to acquire within sixty days of April 29, 2002. Each person named in the table has sole voting and dispositive power with respect to the shares, except as otherwise indicated.

                                                                               AMOUNT AND
                                                                                NATURE OF
NAME AND ADDRESS                                                               BENEFICIAL        PERCENTAGE
OF BENEFICIAL OWNER(1)                                                          OWNERSHIP        OF CLASS
------------------------------                                                ------------       --------
Investment Technology Group, Inc.(2)(3).....................................  3,069,970            38.7%
Fredric P. Sapirstein (2)(4)(5).............................................  1,667,400(6)         18.2%
Alan B. Herzog (2)(3)(4)(5).................................................  1,035,282(7)         13.1%
Max H. Levine (2)(3)(4)(5)..................................................  1,009,900(8)         12.7%
Laura H. Hoenig Family Trust (2)(3).........................................    615,788(9)          7.8%
Laura H. Hoenig Grantor Retained Annuity Trust (2)(3).......................   500,000(10)          6.3%
Dimensional Fund Advisors, Inc.(2)..........................................   443,600(11)          5.6%
Robert Spiegel (5)    ......................................................   361,718(12)          4.6%
Kathryn L. Hoenig (4)(5)....................................................   197,499(13)          2.5%
Robin A. Green (4)    ......................................................   149,484(14)          1.9%
Martin F.C. Emmett (5)......................................................    69,000(15)          0.9%
Robert L. Cooney (5)  ......................................................    23,000(16)          0.3%
All executive officers and directors
           as a group (9 people)............................................ 4,526,050(17)         48.2%

------------------

   (1) The address of each person listed above, except Investment Technology Group, Inc. ("ITG"), the Laura H. Hoenig Family Trust (the "Family Trust"), the Laura H. Hoenig Grantor Retained Annuity Trust (the "Grantor Trust") and Dimensional Fund Advisors, Inc., is in care of Hoenig Group Inc., 4 International Drive, Rye Brook, NY 10573. The address for ITG is 380 Madison Avenue, New York, NY 10017. The address for the Family Trust and the Grantor Trust is c/o Swidler Berlin Shereff Friedman, LLP, 405 Lexington Avenue, New York, NY 10174. Dimensional Fund Advisors, Inc.'s address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

   (2)  Beneficial owner of more than 5% of the outstanding Common Stock.

   (3) Each of the following shareholders, Max H. Levine, Alan B. Herzog, the Family Trust and the Grantor Trust, entered into a voting agreement, dated as of February 28, 2002, between the Company and ITG under which each of these shareholders agreed that, as long as the merger agreement between ITG and the Company, dated February 28, 2002, remains in effect, they will vote their shares of Common Stock in favor of adoption and approval of the merger agreement, the merger and each of the actions contemplated by the merger agreement. Each of these shareholders has granted ITG an irrevocable proxy to vote their shares of Common Stock in accordance with the voting agreement. As a result of the voting agreement, ITG filed a Schedule 13D, dated February 28, 2002, reporting shared voting and dispositive power with respect to 3,069,970 shares of Common Stock.

   (4)  Named Executive Officer.

   (5)  Director.

   (6) Includes options to purchase 1,225,000 shares of Common Stock granted under the Company's 1991 Stock Option Plan (the "1991 Plan"), 1994 Stock Option Plan (the "1994 Plan") and Amended and Restated 1996 Long-Term Stock Incentive Plan (the "1996 Plan").

   (7) Includes 119,100 shares of Common Stock that Mr. Herzog may be deemed to beneficially own, which includes 80,000 shares of Common Stock owned by Mr. Herzog's wife, 28,500 shares owned by his minor children and 10,600 shares owned by a private foundation of which Mr. Herzog is a director.

   (8) Includes options to purchase 50,000 shares of Common Stock granted under the 1996 Plan.

   (9) Kathryn L. Hoenig (a director of the Company), Laura H. Hoenig, Susan C. Hoenig and Robert Spiegel (a director of the Company) (collectively, the "Family Trustees") have been appointed the Trustees of the Family Trust. The Family Trustees collectively exercise voting and dispositive power with respect to the shares beneficially owned by the Family Trust. Kathryn L. Hoenig, Laura H. Hoenig, Susan C. Hoenig and Ronald H. Hoenig, Jr. are beneficiaries under the Family Trust. Each of the Family Trustees individually disclaims beneficial ownership of the shares owned by the Family Trust.

   (10) Kathryn L. Hoenig, Laura H. Hoenig and Robert Spiegel (collectively, the "Grantor Trustees") have been appointed the Trustees of the Grantor Trust. The Grantor Trustees collectively exercise voting and dispositive power with respect to the shares beneficially owned by the Grantor Trust. Laura H. Hoenig is the sole beneficiary of the Grantor Trust. Thereafter, the beneficiaries of the Grantor Trust are Laura H. Hoenig's children, Kathryn L. Hoenig, Susan C. Hoenig and Ronald H. Hoenig, Jr. Each of the Grantor Trustees individually disclaims beneficial ownership of the shares owned by the Grantor Trust.

   (11) The amount of shares beneficially owned by Dimensional Fund Advisors, Inc. is as reported on a Schedule 13G as of December, 31, 2001.

   (12) Includes non-employee director options to purchase 10,000 shares of Common Stock granted under the 1996 Plan. Does not include any shares owned by the Family Trust or the Grantor Trust, for which Mr. Spiegel is a Trustee. Mr. Spiegel disclaims beneficial ownership of the shares owned by the Family Trust and the Grantor Trust.

   (13) Includes options to purchase 82,499 shares of Common Stock granted under the 1991 Plan and the 1996 Plan. Does not include any shares owned by the Family Trust or the Grantor Trust, for which Ms. Hoenig is a Trustee. Ms. Hoenig disclaims beneficial ownership of the shares owned by the Family Trust and the Grantor Trust.

   (14) Includes options to purchase 76,668 shares of Common Stock granted under the 1994 Plan and the 1996 Plan.

   (15) Includes non-employee director options to purchase 10,000 shares of Common Stock granted under the 1994 Plan and the 1996 Plan.

   (16) Includes non-employee director options to purchase 7,000 shares of Common Stock granted under the 1994 Plan and the 1996 Plan.

   (17) Includes options to purchase 1,444,334 shares of Common Stock granted to certain executive officers under the 1991 Plan, the 1994 Plan and the 1996 Plan, and options to purchase 27,000 shares granted to non-employee directors under the 1994 Plan and the 1996 Plan. Does not include the 615,788 shares of Common Stock owned by the Family Trust and 500,000 shares of Common Stock owned by the Grantor Trust.

Item 13. Certain Relationships and Related Transactions

INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS


     The officers and employees of the Company and its operating subsidiaries are ordinarily required to execute personal securities transactions through the Company's broker-dealer subsidiaries. Such orders are executed at a discount from commission rates offered to unaffiliated customers. Max H. Levine, and his son, Michael Levine, who also is employed by Hoenig, each maintains a margin account with Hoenig's U.S. clearing broker. Credit was extended to Max Levine and Michael Levine in these accounts in 2001 in the ordinary course of business on substantially the same terms (including interest rates and collateral requirements) as those for comparable transactions by others and did not involve more than the normal risk of collectibility or present other unfavorable features.

SHAREHOLDER'S AGREEMENTS AND CERTAIN TRANSACTIONS RELATING TO INSURANCE

     Effective upon the closing of the Company's initial public offering in 1991, the Company and holders of shares of Common Stock outstanding prior to the initial public offering, including certain directors and executive officers of the Company, entered into an agreement (each, a "Shareholder's Agreement" and, collectively, the "Shareholder's Agreements"), each of which provides that, upon the death of such shareholder, the shareholder's estate will have an option to sell shares of Common Stock to the Company, as described below. At the option of the estate, exercisable within thirty (30) days after the appointment of an executor or representative of the estate, the Company is obligated to purchase, at a purchase price equal to 10% below the market value of the shares of Common Stock, the number of shares of Common Stock which results in an aggregate purchase price of the greater of the actual amount of insurance proceeds received by the Company upon the death of the holder, if any, or $1 million. The market value will be determined based on the average of the last twenty (20) days' closing prices of the Common Stock prior to the death of such shareholder. The Company will have the right, but shall not be obligated, to increase the number of shares of Common Stock to be purchased by it up to the maximum number of shares the shareholder's estate desires to sell.

     In order to fund its obligations under the Shareholder's Agreements, the Company maintained in 2001 life insurance policies on certain shareholders who hold such options. These shareholders also serve as directors and executive officers of the Company. The face value of these policies as of December 31, 2001 were as follows:

              Max H. Levine           $3,587,250
              Alan B. Herzog           2,812,300
              Robert Spiegel           1,000,000
                                       ---------
              Total:                  $7,399,550
                                      ==========

     The Company's aggregate annual premium cost in 2001 for the life insurance policies was $62,320, and the cash surrender value of these policies was $834,248 as of December 31, 2001.

     The Shareholder's Agreements, and the Company's obligations thereunder, will terminate by their terms upon the sale of the Company to ITG.

VOTING AGREEMENT

     The Company is a party to a voting agreement, dated as of February 28, 2002, with ITG and certain executive officers and shareholders of the Company with respect to the sale of the Company to ITG. For a description of the voting agreement, see footnote 3 to the Beneficial Ownership Table that appears in Item 12, "Security Ownership of Certain Beneficial Owners and Management".

SALE OF CERTAIN ASSETS OF AXE-HOUGHTON

     On March 28, 2002, the Company sold certain assets of Axe-Houghton - the mid capitalization value, diversified small capitalization value and balanced equity institutional investment management businesses (the "Value Disciplines")- to Byram Capital Management LLC ("Byram"). At the time the Company agreed to sell these assets to Byram, Seth M. Lynn, Jr. was the Chief Executive Officer, President and Chairman of Axe-Houghton and the sole owner and Chairman of Byram. After the sale of the Value Disciplines to Byram, Mr. Lynn continued to serve as the Chief Executive Officer, President and Chairman of Axe-Houghton, pending the completion of the previously-announced sale of Axe-Houghton and its remaining institutional investment management businesses to the principals of Palisade Capital Management, LLC, a privately-owned registered investment adviser. The sale of Axe-Houghton and those remaining businesses was completed on April 26, 2002, and Mr. Lynn no longer serves as a director, officer or employee of Axe-Houghton or the Company. The consideration to be paid to the Company by Byram for the Value Disciplines is $130,000, payable in installments over four years.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as a part of this report.

         (1) Financial statements - The index to consolidated financial statements and supplementary financial data appears on page F-1.

         (2)      Schedules - None

         (3)      Exhibits to Form 10-K

               2.1 Agreement and Plan of Merger, dated as of February 28, 2002, by and among Registrant, Investment Technology Group, Inc. and Indigo Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 to Registrant's Form 8-K dated March 4, 2002).

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

             *10.5 Employment Agreement, dated as of March 29, 1999, between Hugh Humfrey and

-----------------------

*   Identifies a management contract or compensatory plan or arrangement.

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

             *10.8 Employment Agreement between the Registrant and Fredric P. Sapirstein, dated September 5, 1996. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed September 17, 1996).

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

              10.13 Rights Agreement, dated as of January 14, 1997, between the Registrant and Continental Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed January 21, 1997).

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

             *10.16   Employment Agreement, dated October 8, 1998, between Max
                      H. Levine and the Registrant. (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 14, 1998).

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

             *10.19 Employment Agreement Extension and Amendment, dated October 4, 2000,

-----------------------

*   Identifies a management contract or compensatory plan or arrangement.

                      between Robin N. Kerr and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended September 30,
                      2000).

             *10.20 Employment Agreement, dated December 1997, as amended January 1999, between Ellen W. Adnopoz and Axe-Houghton Associates, Inc. (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended September 30, 2000).

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

             10.26 Stock Purchase Agreement, dated as of February 11, 2002, between Axe Holding Corp. and Registrant.

             10.27 Voting Agreement, dated as of February 28, 2002, between Investment Technology Group, Inc. ("ITG"), the Company and the stockholders of the Company named therein. (Incorporated herein by reference to Exhibit 2.2 to ITG's Current Report on Form 8-K dated March 4, 2002).

             21.1     Subsidiaries of the Registrant.

             23.1     Independent Auditors' Consent.

   (b)   Reports on Form 8-K

         1. Form 8-K, dated November 29, 2001, Item 5 (announcing agreement to sell certain assets of Axe-Houghton to The Bank of New York).

-----------------------

*   Identifies a management contract or compensatory plan or arrangement.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2002.

                                Hoenig Group Inc.

                                By: /s/ Fredric P. Sapirstein
                                ------------------------------
                                Fredric P. Sapirstein
                                Chairman and Chief Executive Officer