Form 10-Q
period 2002-03-31
HOENIG GROUP INC
filed 2002-05-16
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             -------------------------------------------------------

For Quarter Ended:        Commission File Number:  000-19619
March 31, 2002

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

Yes [X]  No []

As of May 14, 2002, there were 7,930,317 shares of common stock, par value $0.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX

                                                                                         PAGE

PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

          Unaudited Consolidated Statements of Financial Condition -
          March 31, 2002 and December 31, 2001                                              1

          Unaudited Consolidated Statements of Income -
          Three Months Ended March 31, 2002 and 2001                                        2

          Unaudited Consolidated Statements of Comprehensive Income -
          Three Months Ended March 31, 2002 and 2001                                        3

          Unaudited Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2002 and 2001                                        4

          Notes to Unaudited Consolidated Financial Statements                            5-8

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations                          8-12

    Item 3.    Quantitative and Qualitative Disclosures
               About Market Risk                                                        12-13

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                            14

     Signatures                                                                            15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                    (UNAUDITED)
ASSETS                                                             MARCH 31, 2002             DEC. 31, 2001
                                                                   --------------             -------------
Cash and equivalents                                                 $38,221,398                $38,661,775
U.S. Government obligations, at market value                          14,583,243                 14,684,092
Receivables from correspondent brokers and dealers                     6,861,289                 21,729,344
Receivables from customers                                             5,454,162                  6,108,046
Equipment, furniture and leasehold improvements,
  net of accumulated depreciation and amortization                     1,758,477                  1,942,645
Securities owned, at market value                                        388,526                    614,178
Exchange memberships, at cost                                          1,032,276                  1,038,216
Investment management fees receivable                                  1,181,617                  1,726,327
Investment in limited partnerships                                        95,668                  1,894,608
Deferred taxes receivable                                              3,646,685                  3,622,973
Deferred research/services expense                                     4,245,300                  3,157,953
Other assets                                                           4,033,256                  3,434,887
                                                                     -----------                -----------
Total Assets                                                         $81,501,897                $98,615,044
                                                                     ===========                ===========

LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES
Accrued research/services payable                                     $9,439,676                 $9,750,685
Accrued compensation                                                   2,803,842                 11,561,265
Payable to brokers and dealers                                         5,714,486                  6,462,299
Payable to customers                                                   1,959,611                 15,056,531
Accrued expenses                                                       2,015,597                  1,683,471
Bank loan payable                                                             --                      4,080
Taxes payable                                                          3,515,742                  1,524,723
Other liabilities                                                        211,026                    552,518
                                                                     -----------                -----------

Total Liabilities                                                     25,659,980                 46,595,572
                                                                     -----------                -----------

STOCKHOLDERS' EQUITY
Common Stock $0.01 par value per share;
Voting- authorized 40,000,000 shares, issued
- 10,930,450 shares in 2002 and 2001                                     109,305                    109,305
Additional paid in capital                                            28,818,253                 28,761,350
Accumulated other comprehensive loss                                    (262,637)                  (214,493)
Retained earnings                                                     48,287,010                 44,601,014
                                                                     -----------                -----------
                                                                      76,951,931                 73,257,176
Less restricted stock                                                   (187,500)                  (225,000)
Less treasury stock at cost - 3,008,133
  shares and 3,037,133 shares, respectively                          (20,922,514)               (21,012,704)
                                                                     -----------                -----------
Total Stockholders' Equity                                            55,841,917                 52,019,472
                                                                     -----------                -----------
Total Liabilities and Stockholders' Equity                           $81,501,897                $98,615,044
                                                                     ===========                ===========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                            ---------

OPERATING REVENUES                                              2002                         2001
                                                                ----                         ----
 Gross commissions                                            $24,880,597                 $22,312,172
 Other                                                            114,871                     126,951
                                                              -----------                 -----------
     Total operating revenues                                  24,995,468                  22,439,123

EXPENSES
Clearing, floor brokerage and
      exchange charges                                          2,818,477                   2,569,206
 Employee compensation                                          4,973,085                   4,722,267
 Independent research and other services                       13,646,813                  11,572,974
 Other                                                          2,398,442                   2,428,040
                                                              -----------                 -----------
     Total expenses                                            23,836,817                  21,292,487
                                                              -----------                 -----------

Operating Income                                                1,158,651                   1,146,636

INVESTMENT INCOME (LOSS) AND OTHER
 Interest and dividends                                           242,997                     799,282
 Write-off of investment in convertible notes                          --                  (9,292,407)
 Other                                                            (29,681)                    835,590
                                                              -----------                 -----------
Net investment income (loss) and other                            213,316                  (7,657,535)
                                                              -----------                 -----------

INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS    1,371,967                  (6,510,899)
 Provision for income taxes (Benefit)                             530,396                  (2,724,743)
                                                              -----------                 -----------
 Net Income (Loss) from Continuing Operations                  $  841,571                 ($3,786,156)

DISCONTINUED OPERATIONS
 Income from discontinued operations, net of tax                  151,647                     314,927
 Gain on asset sales from discontinued operations,
  net of tax                                                    2,692,779                          --
                                                              -----------                 -----------
 Net income from discontinued operations                        2,844,426                     314,927
                                                              -----------                 -----------
     Net income (loss)                                         $3,685,997                 ($3,471,229)
                                                              ===========                 ===========

 NET INCOME (LOSS) PER SHARE

 Basic
 Income (loss) from continuing operations                           $0.11                      $(0.48)
 Income from discontinued operations                                $0.36                      $ 0.04
                                                                    -----                      ------
     Net income (loss) per share basic                              $0.47                      $(0.44)
                                                                    =====                      ======

 Diluted
 Income (loss) from continuing operations                           $0.09                      $(0.48)
 Income from discontinued operations                                $0.32                      $ 0.04
                                                                    -----                      ------
     Net income (loss) per share diluted                            $0.41                      $(0.44)
                                                                    =====                      ======

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                           2002                   2001
                                                                           ----                   ----
Net income (loss)                                                        $3,685,997           $(3,471,229)
                                                                         ----------           -----------

Other comprehensive (loss),
     net of tax

     Foreign currency translation adjustment                                (71,855)             (171,390)
     Tax (benefit)                                                          (23,711)              (69,587)
                                                                         ----------           -----------
     Other comprehensive (loss)                                             (48,144)             (101,803)
                                                                         ----------           -----------

Comprehensive income (loss)                                              $3,637,853           $(3,573,032)
                                                                         ==========           ===========




            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                       2002               2001
                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing operations                      $    841,571       $ (3,786,156)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
  Net income from discontinued operations                               151,647            314,927
  Depreciation and amortization                                         376,638            326,825
  Loss on disposal of fixed assets                                       13,884               --
  Foreign currency translation adjustment                               (48,144)          (101,803)
  Issuance of restricted stock                                           37,500             37,500
  Investment in convertible notes                                          --            7,944,273
Changes in assets and liabilities:
  Securities owned, net                                                    --              687,510
  Receivable from correspondent brokers and dealers                  14,868,055         (1,453,755)
  Receivable from customers                                             653,884          8,267,688
  Investment management fees receivable                                 544,710            133,861
  Payable to customers                                              (13,096,920)          (404,558)

  Deferred research/services expense                                 (1,087,347)          (597,970)
  Other assets                                                         (728,802)        (1,285,110)
  Payable to brokers and dealers                                       (747,813)        (8,380,792)
  Accrued research/services payable                                    (311,009)           923,399
  Accrued compensation                                               (8,757,423)       (10,023,524)
  Accrued expenses                                                      332,126           (320,140)
  Taxes Payable                                                       1,991,019               --
  Other liabilities                                                    (341,492)        (1,925,424)
  Deferred taxes receivable                                             (23,712)              --
                                                                   ------------       ------------
Net cash (used in) operations                                        (5,331,628)        (9,643,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Gain on asset sales from discontinued operations                    2,692,779                --
  Investment in U.S. Government obligations                             100,849            (81,885)
  Investment in limited partnerships                                  1,798,940            (52,267)
  Investment in securities                                              225,652            437,351
  Purchases of equipment, furniture and leasehold
     improvements                                                       (69,982)          (153,214)
                                                                   ------------       ------------
Net cash provided by investing activities                             4,748,238            149,985

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of treasury stock                                            147,093             28,150
  Treasury stock purchased                                                 --             (132,034)
  Short-term bank loan payable                                           (4,080)              --
                                                                   ------------       ------------
Net cash provided by (used in) financing activities                     143,013           (103,884)

  Net decrease in cash and equivalents                                 (440,377)        (9,597,148)
  Cash and equivalents beginning of period                           38,661,775         34,734,141
                                                                   ------------       ------------

  Cash and equivalents end of period                               $ 38,221,398       $ 25,136,993
                                                                   ============       ============
  Supplemental disclosure of cash flow information:
         Interest paid                                             $     58,342       $     84,094
                                                                   ============       ============
         Taxes paid                                                $    545,265       $    674,802
                                                                   ============       ============


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION.
-------------------------------

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company") as of March 31, 2002 and December 31, 2001 and the results of its operations, changes in comprehensive income and changes in cash flows for the three months ended March 31, 2002 and 2001. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of operating results for the full year. The Statements of Consolidated Income, Cash Flows, and Related Notes to the Unaudited Consolidated Financial Statements have been prepared to conform to the discontinued operations presentation.

NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.
----------------------------------------------

Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1), which requires that Hoenig maintain net capital of the greater of $100,000 or one-fifteenth of aggregate indebtedness. At March 31, 2002, Hoenig's minimum required net capital was approximately $588,000, its net capital ratio was .69 to 1, and its actual net capital was approximately $12,696,000, which was approximately $12,108,000 in excess of regulatory requirements. Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at March 31, 2002 was approximately (pounds)785,000 ($1,119,000); it had eligible capital of approximately (pounds)2,363,000 ($3,368,000), and excess financial resources at such date of approximately (pounds)1,578,000 ($2,249,000). Hoenig (Far East) Limited ("Far East") is required to maintain liquid capital of the greater of HK$3,000,000 ($385,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$11,538,000 ($1,479,000) at March 31, 2002, and it had actual liquid capital of approximately HK$72,206,000 ($9,257,000) and excess liquid capital of approximately HK$60,668,000 ($7,778,000).

The Company is subject to regulation covering virtually all aspects of its business. It is subject to extensive regulation under U.S. Federal and state law and by certain self-regulatory bodies, including the New York Stock Exchange ("NYSE") and various other stock exchanges, the U.S. Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers Regulation, Inc. ("NASDR") and several foreign securities exchanges and regulatory bodies, including the Financial Services Authority in the United Kingdom and the Securities and Futures Commission in Hong Kong. In the normal course of business, the Company is subject to inquiries and regulatory examinations by many of these regulatory authorities.

NOTE 3 - AXE-HOUGHTON SALES/DISCONTINUED OPERATIONS
---------------------------------------------------

The Company has sold Axe-Houghton Associates, Inc. ("Axe-Houghton"), its wholly-owned asset management subsidiary, in three separate transactions. The first transaction, which was announced on November 29, 2001 and completed on January 31, 2002, involved the sale of Axe-Houghton's Core International ADR and Domestic Equity Index institutional investment management businesses to The Bank of New York. The Company received $5.4 million in proceeds from this sale, recognizing a gain of $2.7 million, net of taxes and expenses.

The second and third transactions to sell the remaining businesses of Axe-Houghton were announced on February 12, 2002. The second transaction was completed on March 28, 2002 and involved the sale of Axe-Houghton's Value and Balanced Equity institutional investment management businesses to Byram Capital Management LLC ("Byram"). The Company received $0.1 million and recognized a gain of $0.05 million net of taxes and expenses from the sale to Byram. The third transaction involved the sale of all of the stock of Axe-Houghton, together with the remaining small capitalization growth equity institutional investment management businesses, to Axe Holding Corp., an entity formed by the principals of Palisade Capital Management LLC, a privately-owned registered investment adviser. The third transaction was completed on April 26, 2002. Two executives of Axe-Houghton responsible for managing the small capitalization growth equity-related disciplines received equity in the continuing business after the sale of Axe-Houghton to the Palisade Capital Management group, and no additional payments were made to them by Axe-Houghton or the Company in connection with the sale. The Company received $3.2 million in proceeds from this sale and recognized a gain of $1.2 million, net of taxes and expenses, in the second quarter of 2002.

Axe-Houghton is presented in the Consolidated Statements of Income for the three months ended March 31, 2002 and 2001 as discontinued operations.

NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS.
---------------------------------------------

Axe-Houghton was, during the periods presented, the general partner of two limited partnerships and maintained investments in each of the partnerships. The Company has dissolved these investment partnerships. The first partnership was dissolved during March 2002. The second partnership was dissolved in April 2002. Axe-Houghton's partnership investments were 12.2% ($373,974) and 0.41% ($21,058) of the partnerships at December 31, 2001 and 0.41% ($19,615) at March 31, 2002.

The Company also maintained an investment in an unaffiliated multi-manager, market-neutral limited partnership, which investment was liquidated during the first quarter 2002. The investment was $1.5 million at December 31, 2001 and at the time it was liquidated.

NOTE 5 - SECURITIES RECEIVED IN FOREIGN SECURITIES EXCHANGES.
-------------------------------------------------------------

In June 2000, the Company received 805,000 shares of common stock of Hong Stock Exchanges and Clearing Limited (the Hong Kong shares) in connection with its ownership of a seat on The Stock Exchange of Hong Kong. In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange (the London shares) in connection with its ownership of a seat on the London Stock Exchange. At December 31, 2000, the Company owned 177,000 Hong Kong shares and 100,000 London shares. In July 2001, the London shares split 10 for 1. As of December 31, 2001, the Company owned 99,945 London shares. All of the remaining Hong Kong shares were sold during 2001, and the remaining London shares, valued at $0.6 million, were sold during the first quarter 2002.

The value of the London shares, which were accounted for at fair market value, was $614,178 at December 31, 2001, and is included in securities owned in the Consolidated Statements of Financial Condition.

NOTE 6 - EARNINGS PER SHARE.
----------------------------

The FASB has issued SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

The following table presents the computations and diluted earnings per share for the periods indicated:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------
                                                                    2002            2001(1)
                                                                    ----            -------
Net income (loss) from continuing operations                      $  841,571      $(3,786,156)
Net income from discontinued operations                            2,844,426          314,927
                                                                  ----------      -----------
Net income (loss) available to common stockholders                $3,685,997      $(3,471,229)
                                                                  ----------      -----------
       Weighted average shares outstanding                         7,904,278        7,906,795
       Effect of dilutive instruments
         Employee stock awards                                     1,098,192             --
                                                                  ----------      -----------
       Total weighted average diluted shares                       9,002,470        7,906,795
                                                                  ----------      -----------

Basic earnings (loss) per share

  Income (loss) from continuing operations                             $0.11           $(0.48)
  Income from discontinued operations                                  $0.36           $ 0.04
                                                                       -----           ------
    Net income (loss) per share basic                                  $0.47           $(0.44)
                                                                       =====           ======
Diluted earnings (loss) per share

  Income (loss) from continuing operations                             $0.09           $(0.48)
  Income from discontinued operations                                  $0.32           $ 0.04
                                                                       -----           ------
    Net income (loss) per share diluted                                $0.41           $(0.44)
                                                                       =====           ======



-----------------------
(1) In computing earnings per share resulting in a net loss, common stock equivalents are not included in the calculation as it would result in anti-dilution.

NOTE 7 - SEGMENT REPORTING.
---------------------------

The FASB has issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," to assist financial statement users in assessing the performance of an enterprise and its prospects for future cash flows, and to make informed decisions about the enterprise. The Company had two reportable operating segments during the periods presented: domestic brokerage and international brokerage. The Company's brokerage segments provide independent third-party and proprietary research, global securities brokerage and other services primarily to institutional clients from its domestic (United States) and international (United Kingdom and Hong
Kong) brokerage operations. In attributing commission revenues to its brokerage segments, the Company primarily relies on the geographic location of the customer.

The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates performance based upon operating income or loss, not including interest and investment income, as well as certain allocations of intercompany expenses. The Company does not allocate certain corporate assets (goodwill and certain fixed assets) to its reportable segments.

The Company sold Axe-Houghton, its asset management operations, in three separate transactions which were completed on January 31, 2002, March 28, 2002 and April 26, 2002. These operations are reflected as discontinued operations in the table below.

The following table illustrates significant financial data for each reportable segment and discontinued operations for the periods indicated:

THREE MONTHS ENDED                      DOMESTIC         INTERNATIONAL                       DISCONTINUED
MARCH 31, 2002                          BROKERAGE          BROKERAGE           TOTAL          OPERATIONS
------------------                      ---------          ---------           -----          ----------
Revenues from external customers       $21,338,604       $ 3,656,864       $24,995,468      $ 1,368,503
Segment operating income                 1,949,620           131,217         2,080,837          233,533
Segment assets                          28,010,136        26,016,828        54,026,964        7,622,415(1)


THREE MONTHS ENDED                      DOMESTIC         INTERNATIONAL                       DISCONTINUED
MARCH 31, 2001                          BROKERAGE          BROKERAGE           TOTAL          OPERATIONS
------------------                      ---------          ---------           -----          ----------
Revenues from external customers       $19,730,817       $ 2,708,306      $ 22,439,123      $ 2,060,069
Segment operating income (loss)          2,241,640          (188,025)        2,053,615          550,007
Segment assets                          33,227,041        26,723,451        59,950,492        4,199,961

---------------
(1) Includes $5.4 million of cash proceeds from the two Axe-Houghton sales completed during the three months ended March 31, 2002.

Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                               2002                2001
                                               ----                ----
OPERATING REVENUES:
Domestic brokerage                          $21,338,604        $19,730,817
International brokerage                       3,656,864          2,708,306
                                            -----------        -----------
Total operating revenues                    $24,995,468        $22,439,123
                                            ===========        ===========
                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                               2002                2001
                                               ----                ----
OPERATING INCOME (LOSS):
Domestic brokerage                          $ 1,949,620        $ 2,241,640
International brokerage                         131,217           (188,025)
General corporate                              (922,186)          (906,979)
                                            -----------        -----------
Total operating income                        1,158,651          1,146,636
Net investment income (loss) and other          213,316         (7,657,535)(1)
                                            -----------        -----------
Income (loss) before income taxes
 from continuing operations                 $ 1,371,967        $(6,510,899)
                                            ===========        ===========

---------------
(1) Included in net investment income and other is the $9.3 million impairment write-off of the Company's investment in InstiPro Group, Inc.

NOTE 8 - SALE OF HOENIG GROUP
-----------------------------

On February 28, 2002, Hoenig Group Inc. announced that it had signed an agreement providing for Investment Technology Group, Inc. ("ITG") to acquire Hoenig Group Inc. for approximately $115 million, subject to, among other things, obtaining stockholder approval and the approval of regulatory authorities and satisfaction of customary closing conditions.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

On May 9, 2002, the Company announced that a former employee of Limited had engaged in unauthorized trading in foreign securities while employed by Limited, in violation of Limited's policies and procedures. Limited incurred a pre-tax loss of approximately $7.1 million from the unauthorized trading which took place beginning in mid-April 2002. Notwithstanding the loss, Limited is in compliance with all regulatory capital requirements.

The Company has reported the matter to the authorities and is in the process of conducting an internal investigation. It also is exploring various options to mitigate the loss, including litigation and filing a claim under the Company's insurance policies. The Company has notified ITG of the unauthorized trading and the loss, and ITG has commenced additional due diligence to assess what impact, if any, these activities and the related loss may have on the Company and ITG's acquisition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that relate to future plans, events or performance are forward-looking statements. Such statements may include, but are not limited to, those relating to future growth, industry consolidation, acquisition and expansion plans, strategic alliances, investments, joint ventures, sales and other business combinations, plans to address various technology issues, market risk, the Company's investment activities and its equity capital requirements. Actual events might differ materially due to a variety of important factors that cannot be predicted with certainty. These factors involve risks and uncertainties relating to, among other things, the risk that the conditions to the closing of the sale to ITG described herein will not be satisfied and the sale not completed, general economic conditions, market fluctuations, competitive conditions within the brokerage business, stock market prices and trading volumes, changes in demand for securities brokerage services, the Company's ability to recruit and retain highly skilled employees, changes in U.S. and foreign securities laws and regulations, particularly regarding independent research and directed brokerage arrangements, trading and investment activities, litigation and other factors discussed throughout this report.

Sale of Axe-Houghton in Three Transactions

The Company has sold Axe-Houghton and its institutional investment management businesses in three separate transactions. The first transaction, which was announced on November 29, 2001 and completed on January 31, 2002, involved the sale of Axe-Houghton's Core International ADR and Domestic Equity Index institutional investment management businesses to The Bank of New York.

The second and third transactions to sell the remaining businesses of Axe-Houghton were announced on February 12, 2002. On March 28, 2002, the Company sold the Value and Balanced Equity institutional investment management businesses of Axe-Houghton to Byram Capital Management LLC.

On April 26, 2002, the Company sold all of the stock of Axe-Houghton, together with its remaining small capitalization growth equity institutional investment management businesses, to Axe Holding Corp., an entity formed by the principals of Palisade Capital Management LLC. Two executives of Axe-Houghton responsible for managing the small capitalization growth equity-related investment disciplines received equity in the continuing business after the sale of Axe-Houghton to the Palisade Capital Management group. These executives had employment agreements with Axe-Houghton which terminated upon the closing of the sale of Axe-Houghton to the Palisade Capital Management group. Neither the Company nor Axe-Houghton was required to make any change of control or other additional payments to these executives in connection with the sale of Axe-Houghton.

The Company received $5.5 million from the two Axe-Houghton sales completed during the first quarter 2002, recognizing a gain of $2.7 million after taxes and expenses. The Company received an additional $3.2 million from the sale of Axe-Houghton that was completed on April 26, 2002, recognizing a $1.2 million gain, after taxes and expenses, in the second quarter 2002. Axe-Houghton is presented as discontinued operations in this report.

INTRODUCTION

The Company provides global securities brokerage to institutional clients through its wholly-owned brokerage subsidiaries in the United States, United Kingdom and Hong Kong. During the periods discussed in this report, the Company's wholly-owned subsidiary, Axe-Houghton, provided professional asset management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its offices in the United States. The Company sold Axe-Houghton in three separate transactions, the last of which was completed on April 26, 2002. The operations of Axe-Houghton are reported as discontinued operations.

The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on the world's major stock exchanges, acting primarily as agent for its customers, and, through March 8, 2002, executed trades in U.S. fixed income securities on a riskless principal basis. The Company earns commissions in connection with various types of brokerage services: commissions received in connection with providing independent research and other services to investment managers; commissions received in exchange for paying expenses of, or commission refunds to, customers under directed brokerage arrangements; commissions received in connection with providing proprietary research; and commissions received for execution-only services.

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

FINANCIAL RESULTS

The Company's financial results for the three months ended March 31, 2002 were affected positively by the two Axe-Houghton sales which were completed during the quarter. The Company's financial results for the same period in 2001 were affected negatively by the impairment write-off of the Company's investment in InstiPro Group, Inc. The Company's financial results for the periods presented reflect Axe-Houghton as discontinued operations.

The Company's financial results for the three months ended March 31, 2002 and for the three months ended March 31, 2001, before and after the impairment write-off of the Company's investment in InstiPro Group, Inc. as of March 31, 2001, are as follows:

Three Months Ended March 31,

                                                                                        ADJUSTED
                                                   2002                 2001             2001(1)
                                                   ----                 ----             ----
Operating Revenues from Continuing Operations    $24,995,468        $22,439,123        $22,439,123
Operating Income from Continuing Operations        1,158,651          1,146,636          1,146,636
Net Investment Income (Loss) and Other               213,316         (7,657,535)         1,634,872(2)
Income (Loss) Before Income Taxes from
    Continuing Operations                          1,371,967         (6,510,899)         2,781,508
Net Income (Loss) from Continuing Operations         841,571         (3,786,156)         1,693,844
Net Income from Discontinued Operations            2,844,426            314,927            314,927
Net Income (Loss)                                  3,685,997         (3,471,229)         2,008,771

Net Income (Loss) Per Share
Basic
    Income (Loss) from Continuing Operations           $0.11             $(0.48)             $0.21
    Income from Discontinued Operations                $0.36             $ 0.04              $0.04
                                                       -----             ------              -----
       Net Income (Loss) Per Share Basic               $0.47             $(0.44)             $0.25
                                                       =====             ======              =====
Diluted
    Income (Loss) from Continuing Operations           $0.09             $(0.48)             $0.18
    Income from Discontinued Operations                $0.32             $ 0.04              $0.04
                                                       -----             ------              -----
       Net Income (Loss) Per Share Diluted             $0.41             $(0.44)             $0.22
                                                       =====             ======              =====


-------------------------

(1) Financial data for the quarter ended March 31, 2001 excluding the $9.3 million ($5.5 million net of taxes) impairment write-off of the Company's investment in InstiPro Group, Inc.

(2) Includes $0.7 million related to the gains on the Hong Kong and London shares received in connection with the Company's ownership of seats on The Stock Exchange of Hong Kong and the London Stock Exchange.

THREE MONTHS ENDED MARCH 31, 2002 VERSUS MARCH 31, 2001

The Company's operating income from continuing operations for the three months ended March 31, 2002 increased to $1.2 million from $1.1 million during the same period in 2001. The increase in operating income for the first quarter 2002 is primarily due to operating income of $0.1 million from international brokerage operations, as compared to an operating loss from international brokerage operations of $0.2 million during the first quarter 2001, partially offset by a 13.0% decrease in operating income of domestic brokerage operations for the first quarter of 2002.

Net income for the first quarter 2002 was $3.7 million, as compared to a net loss of $3.5 million during the same period in 2001, due to the absence of the $5.5 million after-tax loss relating to the Company's investment in InstiPro Group, Inc. and the $2.8 million of earnings from discontinued operations during the first quarter 2002. Net income from continuing operations for the first quarter 2002 was $0.8 million. Net income for the first quarter 2001 excluding the InstiPro Group write-off was $2.0 million.

Operating revenues from continuing operations for the three months ended March 31, 2002 increased 11.4% to $25.0 million from

$22.4 million during the same period in 2001. This increase resulted from an 8.1% increase in operating revenues from domestic brokerage operations and a 35.0% increase in operating revenues from international brokerage operations.

Operating revenues from domestic brokerage operations for the three months ended March 31, 2002 increased 8.1% to $21.3 million, as compared to $19.7 million during the same period in 2001, due to increased trading activity. Operating income of the Company's domestic brokerage operations for the first quarter 2002 decreased 13.0% to $1.9 million, as compared to $2.2 million during the same period in 2001, primarily due to an increase in research and services expenses as a percentage of commission revenues.

Operating revenues from international brokerage operations increased 35.0% to $3.7 million for the three months ended March 31, 2002, as compared to $2.7 million for the same period in 2001. This increase reflects a 168.8% increase in operating revenues of the United Kingdom brokerage operations primarily resulting from new account activity and increased trading volume in the United Kingdom and Europe, which more than offset an 18.9% decrease in operating revenues from the Hong Kong brokerage operations. Operating income from international brokerage operations was $0.1 million for the three months ended March 31, 2002, as compared to an operating loss of $0.2 million during the same period in 2001.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended March 31, 2002 increased 17.9% to $13.6 million from $11.6 million during the same period in 2001. These expenses were 54.8% of commission revenues during the three months ended March 31, 2002, as compared to 51.9% during the same period in 2001. These expenses increased as a percentage of commission revenues primarily due to the decrease in execution-only business, which does not have any associated research and services expenses, and the timing of research expenses incurred relative to the receipt of commissions earned during the first quarter 2002.

Clearing, floor brokerage and exchange charges increased 9.7% to $2.8 million during the three months ended March 31, 2002, from $2.6 million during the same period in 2001. These expenses represented 11.3% of commission revenues during the three months ended March 31, 2002, as compared to 11.5% of commission revenues during the same period in 2001. The decrease in these expenses as a percentage of commission revenues was primarily due to the absence in the first quarter 2002 of commissions earned by the Company under correspondent broker arrangements where the Company executes trades on behalf of other brokers. Expenses associated with these arrangements had been higher than on other types of brokerage services provided by the Company.

Employee compensation increased 5.3% to $5.0 million for the first quarter 2002, from $4.7 million in 2001. Employee compensation expenses for the first quarter 2002 includes $0.1 million in severance payments relating to the termination of the Company's fixed income brokerage operations on March 8, 2002.

All other expenses remained at $2.4 million for both the first quarter 2002 and the same period in 2001.

Net investment income and other was $0.2 million during the first quarter ended March 31, 2002, reflecting, among other things, a decrease in interest and dividends earned due to lower interest rates. The Company had a net investment loss of $7.7 million during the first quarter 2001 due to the first quarter 2001 pre-tax write-off of $9.3 million relating to the Company's investment in InstiPro Group, Inc. Net investment income before the InstiPro Group write-off was $1.6 million in the first quarter of 2001, of which $0.7 million relates to the gains on the Hong Kong and London shares.

Results from Discontinued Operations

Revenues from discontinued operations for the three months ended March 31, 2002 decreased 33.6% to $1.4 million as compared to $2.1 million for the same period in 2001. Income from discontinued operations, net of taxes, for the three months ended March 31, 2002 decreased to $0.2 million from $0.3 million during the same period in 2001, as a result of the decrease in assets managed in small capitalization growth equity-related disciplines and the January 31, 2002 sale of certain assets to The Bank of New York. Assets managed in small capitalization growth equity-related disciplines decreased to $608.9 million as of March 31, 2002 from $746.5 million as of March 31, 2001 as a result of decreases in investment performance and the withdrawal of assets. As a result of the asset sales completed during the first quarter 2002, total assets under management decreased to $608.9 million as of March 31, 2002 from $3.9 billion as of March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $59.1 million. All receivables from correspondent brokers and dealers are deemed to be fully collectible, and no provision for uncollectibles was required.

The Company believes that its current capital resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future operating needs.

The Company maintains overseas overdraft facilities, which bear variable rates of interest based upon prevailing market rates in the United Kingdom, Europe, Hong Kong and Japan. These facilities are used to facilitate the settlement of daily trading activities. There were no amounts outstanding under these facilities as of March 31, 2002.

The Company announced on May 9, 2002 that a former employee of Limited, the Company's United Kingdom brokerage subsidiary, had engaged in unauthorized trading in foreign securities while employed by Limited, resulting in a pre-tax loss of approximately $7.1 million. Notwithstanding the loss, Limited is in compliance with all regulatory capital requirements.

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

The Company is exposed to foreign currency risk arising from exchange rate fluctuations on its foreign denominated bank accounts, which are used in its international brokerage operations. The Company's primary exposure is in U.K. Pounds Sterling and Hong Kong Dollars. During the periods presented in this report, the Company was exposed to foreign currency risk with respect to its investment in the London shares. The Company sold all of its remaining London shares during the first quarter 2002. The Company mitigates its foreign exchange exposure by maintaining foreign currency balances only to the extent necessary to meet the operational needs of its international subsidiaries and by monitoring its investments in the London shares.

In addition, as a result of its daily brokerage activities, the Company may hold (normally overnight) long and short security positions. These positions, which are valued at fair market value, are a result of trading errors that occur in the ordinary course of business. These positions are normally closed out during the next day of trading.

For information regarding the Company's exposure to certain market risks, see
Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Significant changes which have occurred since December 31, 2001 are as follows:

The Company maintained an investment in an unaffiliated multi-manager, market-neutral limited partnership. The Company liquidated this investment, valued at $1.5 million, during the first quarter 2002.

At December 31, 2001, the Company owned 99,945 London shares with a market value of $0.6 million. All of the remaining London shares were sold during the first quarter 2002. The Company valued the London shares at market.

Through its discontinued operations, Axe-Houghton, the Company maintained investments in two equity limited partnerships. Axe-Houghton was the general partner of each of these limited partnerships. During the periods presented in this report, these limited partnership interests are reflected in the Consolidated Statement of Financial Condition and in discontinued operations in the Consolidated Statements of Income under the equity method of accounting. The Company dissolved these limited partnerships and liquidated its investments in the partnerships in March and April 2002. The Company received the value of these limited partnership investments upon their liquidation.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     None

(B)  REPORTS ON FORM 8-K

     1. Form 8-K, dated February 1, 2002, Item 5 (announcing completion of the sale of certain assets of Axe-Houghton Associates, Inc. to The Bank of New York and agreement to sell remainder of Axe-Houghton Associates, Inc. in two transactions).

     2. Form 8-K, dated February 28, 2002, Item 5 (announcing agreement to sell Registrant to Investment Technology Group, Inc. and related matters).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Hoenig Group Inc.

Date: May 15, 2002                          By: /s/ Fredric P. Sapirstein
                                                --------------------------------
                                                Fredric P. Sapirstein,
                                                Chairman and
                                                Chief Executive Officer



Date: May 15, 2002                          By: /s/ Alan B. Herzog
                                                --------------------------------
                                                Alan B. Herzog,
                                                Chief Operating Officer and
                                                Chief Financial Officer