Form 10-Q
period 2002-06-30
HOENIG GROUP INC
filed 2002-08-14
CIK 878551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

             -------------------------------------------------------

For Quarter Ended:                         Commission File Number:  000-19619
June 30, 2002

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

Yes  _X_    No___

As of August 13, 2002, there were 8,030,317 shares of common stock, par value $0.01 per share, outstanding.

                                HOENIG GROUP INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                         PAGE

PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

          Consolidated Statements of Financial Condition -
          June 30, 2002 Unaudited and December 31, 2001                                     1

          Unaudited Consolidated Statements of Income -
          Three and Six Months Ended June 30, 2002 and 2001                                 2

          Unaudited Consolidated Statements of Comprehensive Income -
          Three and Six Months Ended June 30, 2002 and 2001                                 3

          Unaudited Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2002 and 2001                                           4

          Notes to Unaudited Consolidated Financial Statements                            5-9

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations                          9-17

    Item 3.    Quantitative and Qualitative Disclosures
               About Market Risk                                                        17-18


PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                            19

     Signatures                                                                            20

     Exhibit Index                                                                         21


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                    (UNAUDITED)
ASSETS                                                              JUNE 30, 2002             DEC. 31, 2001
                                                                    -------------             -------------
Cash and equivalents                                                  $37,518,497               $38,661,775
U.S. Government obligations, at market value                           14,565,674                14,684,092
Receivables from correspondent brokers and dealers                     10,222,619                21,729,344
Receivables from customers                                              8,839,102                 6,108,046
Equipment, furniture and leasehold improvements,
  net of accumulated depreciation and amortization                      1,952,480                 1,942,645
Securities owned, at market value                                              --                   614,178
Exchange memberships, at cost                                           1,026,336                 1,038,216
Investment management fees receivable                                          --                 1,726,327
Investment in limited partnerships                                             --                 1,894,608
Taxes receivable                                                        3,555,546                 3,622,973
Deferred research/services expense                                      4,527,008                 3,157,953
Other assets                                                            2,942,490                 3,434,887
                                                                        ---------             -------------

Total Assets                                                          $85,149,752               $98,615,044
                                                                      ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued research/services payable                                      $9,816,287                $9,750,685
Accrued compensation                                                    4,751,146                11,561,265
Payable to brokers and dealers                                          9,052,141                 6,462,299
Payable to customers                                                    6,695,523                15,056,531
Accrued expenses                                                        2,376,769                 1,683,471
Bank loan payable                                                              --                     4,080
Securities sold, not yet purchased                                        137,751                        --
Taxes payable                                                           1,274,691                 1,524,723
Other liabilities                                                         249,274                   552,518
                                                                          -------                   -------

Total Liabilities                                                      34,353,582                46,595,572
                                                                       ----------                ----------

STOCKHOLDERS' EQUITY
Common Stock $0.01 par value per share;
Voting- authorized 40,000,000 shares, issued
  - 10,930,450 shares in 2002 and 2001                                    109,305                   109,305
Additional paid in capital                                             29,043,388                28,761,350
Accumulated other comprehensive loss                                     (108,402)                 (214,493)
Retained earnings                                                      42,628,463                44,601,014
                                                                       ----------                ----------
                                                                       71,672,754                73,257,176
Less restricted stock                                                    (150,000)                 (225,000)
Less treasury stock at cost -2,945,133
  shares and 3,037,133 shares, respectively                           (20,726,584)              (21,012,704)
                                                                      ------------              ------------
Total Stockholders' Equity                                             50,796,170                52,019,472
                                                                       ----------              ------------
Total Liabilities and Stockholders' Equity                            $85,149,752               $98,615,044
                                                                      ===========               ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                                          --------                             --------
OPERATING REVENUES                                  2002                2001              2002             2001
                                                    ----                ----              ----             ----
 Gross commissions                               $25,439,419         $23,361,596      $50,320,016       $45,673,768
 Other                                               112,379             126,687          227,250           253,638
                                                ------------        ------------     ------------      ------------
     Total operating revenues                     25,551,798          23,488,283       50,547,266        45,927,406

EXPENSES

Clearing, floor brokerage and
      exchange charges                             2,836,105           2,590,510        5,654,582         5,159,716
 Employee compensation                             5,117,431           4,865,582       10,090,516         9,587,849
 Independent research and other services          14,059,251          11,474,965       27,706,064        23,047,939
 Loss including expenses from Hoenig &
       Company Limited                             7,691,746                  --        7,691,746                --
 Other                                             4,005,625           2,940,694        6,404,067         5,368,734
                                                   ---------         -----------        ---------       -----------
     Total expenses                               33,710,158          21,871,751       57,546,975        43,164,238
OPERATING (LOSS) INCOME                          (8,158,360)           1,616,532       (6,999,709)        2,763,168

INVESTMENT INCOME (LOSS) AND OTHER
    FROM CONTINUING OPERATIONS

 Interest and dividends                              259,761             486,433          502,758         1,285,715
 Write-off of investment in convertible notes             --                  --               --        (9,292,407)
 Other                                                36,123             820,215            6,442         1,655,805
                                                    --------          ----------        ---------         ---------
Net investment income (loss) and other from
    continuing operations                            295,884           1,306,648          509,200        (6,350,887)

(LOSS) INCOME BEFORE INCOME TAXES
    FROM CONTINUING OPERATIONS                   (7,862,476)           2,923,180       (6,490,509)       (3,587,719)
(Benefit) provision for income taxes
       from continuing operations                  (967,173)           1,130,795          436,777        (1,593,948)
                                                   ---------           ---------          -------        -----------
 Net (loss) income from continuing operations   $(6,895,303)          $1,792,385      $(6,053,732)      $(1,993,771)
                                                 -----------          ----------      ------------      ------------

DISCONTINUED OPERATIONS

 Income from discontinued operations net of tax       16,568             357,527          168,215           672,454
 Gain on asset sales from discontinued operations,
   net of tax                                      1,220,189                  --        3,912,968                --
                                                   ---------        ------------        ---------      ------------
 Net income from discontinued operations           1,236,757             357,527        4,081,183           672,454
                                                   ---------             -------        ---------           -------

       Net (loss) income                         $(5,658,546)         $2,149,912      $(1,972,549)      $(1,321,317)
                                                  ===========         ==========      ============      ============

 NET (LOSS) INCOME PER SHARE

 Basic

(Loss) income from continuing operations              $(0.87)              $0.23           $(0.76)          $(0.25)
 Income from discontinued operations                   $0.16               $0.04            $0.51            $0.08
                                                       -----               -----            -----            -----

Net (loss) income per share basic                     $(0.71)              $0.27           $(0.25)          $(0.17)
                                                      =======              =====           =======          =======

 Diluted

 (Loss) income from continuing operations             $(0.87)              $0.20           $(0.76)          $(0.25)
 Income from discontinued operations                   $0.16               $0.04            $0.51            $0.08
                                                       -----               -----            -----            -----

Net (loss) income per share diluted                   $(0.71)              $0.24           $(0.25)          $(0.17)
                                                      =======              =====           =======          =======

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                ---------------------------          -------------------------

                                                 2002                2001             2002              2001
                                                 ----                ----             ----              ----
Net (loss) income                            $(5,658,546)          $2,149,912       $(1,972,549)        $(1,321,317)
                                             ------------          -----------      ------------        ------------

Other comprehensive income (loss),
     net of tax

     Foreign currency translation adjustment     245,373              (9,864)          173,518            (181,254)
     Tax expense (benefit)                        91,138              (3,459)           67,427             (73,046)
                                             ------------         -----------      ------------        ------------
     Other comprehensive income (loss)           154,235              (6,405)          106,091            (108,208)
                                             ------------         -----------      ------------        ------------
Comprehensive (loss) income                  $(5,504,311)         $2,143,507       $(1,866,458)        $(1,429,525)
                                             ============         ===========      ============        ============


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                2002                    2001
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss) from continuing operations                                       $(6,053,732)          $(1,993,771)
 Adjustments to reconcile net (loss)
   to net cash (used in) operating activities:
  Net income from discontinued operations                                        168,215                672,454
  Depreciation and amortization                                                  497,940                666,923
  Loss on disposal of fixed assets                                                19,002                     --
  Foreign currency translation adjustment                                        106,091               (108,208)
  Issuance of restricted stock                                                    75,000                 75,000
  Investment in convertible notes                                                     --              7,944,273
Changes in assets and liabilities:
  Securities owned, net                                                          137,751               (744,387)
  Receivable from correspondent brokers and dealers                           11,506,725             (7,233,746)
  Receivable from customers                                                   (2,731,056)             2,250,839
  Investment management fees receivable                                        1,726,327                368,449
  Payable to customers                                                        (8,361,008)             7,201,598
  Deferred research/services expense                                          (1,369,055)            (1,274,203)
  Other assets                                                                    492,397            (2,141,979)
  Payable to brokers and dealers                                               2,589,842             (1,624,049)
  Accrued research/services payable                                               65,602              1,808,901
  Accrued compensation                                                        (6,810,119)            (7,241,100)
  Accrued expenses                                                               693,298               (218,367)
  Taxes Payable                                                                (250,032)                     --
  Other liabilities                                                             (303,244)            (2,030,180)
  Taxes receivable                                                                67,427                     --
                                                                            ------------           ------------
Net cash (used in) operations                                                 (7,732,629)            (3,621,553)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Gain on asset sales from discontinued operations                             3,912,968                     --
  Investment in U.S. Government obligations                                      118,418                (75,094)
  Investment in limited partnerships                                           1,894,608               (104,290)
  Investment in securities                                                       614,178               (397,347)
  Purchases of equipment, furniture and leasehold
     improvements                                                               (514,899)              (434,032)
                                                                            ------------           -------------
Net cash provided by (used in) investing activities                            6,025,273             (1,010,763)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of treasury stock                                                     568,158                 34,650
  Treasury stock purchased                                                            --               (132,034)
  Issuance of common stock                                                            --                148,962
  Short-term bank loan payable                                                    (4,080)                    --
                                                                            ------------           ------------
Net cash provided by financing activities                                        564,078                 51,578

  Net decrease in cash and equivalents                                        (1,143,278)            (4,580,738)
  Cash and equivalents beginning of period                                    38,661,775             34,734,141
                                                                            ------------           ------------
  Cash and equivalents end of period                                         $37,518,497            $30,153,403
                                                                            ============           ============
  Supplemental disclosure of cash flow information:
         Interest paid                                                          $157,363               $130,002
                                                                            ============           ============
         Taxes paid                                                           $1,851,745             $2,618,858
                                                                            ============           ============


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                HOENIG GROUP INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Hoenig Group Inc. (the "Company") as of June 30, 2002 and December 31, 2001 and its results of operations, changes in comprehensive income and cash flows for the three and six months ended June 30, 2002 and 2001. The consolidated financial statements included herein have been prepared by the Company without independent audit. Certain information normally included in the consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of operating results for the full year. The Consolidated Statements of Income and Cash Flows, and related Notes to the Unaudited Consolidated Financial Statements, have been prepared to conform to the discontinued operations presentation.


NOTE 2 - NET CAPITAL AND RESERVE REQUIREMENTS.

Hoenig & Co., Inc. ("Hoenig"), the Company's principal operating subsidiary, is subject to the Uniform Net Capital Rule (Rule 15c3-1), which requires that Hoenig maintain net capital of the greater of $250,000 or one-fifteenth of aggregate indebtedness. At June 30, 2002, Hoenig's minimum required net capital was approximately $988,000, its net capital ratio was 104 to 1, and its actual net capital was approximately $14,188,000, which was approximately $13,200,000 in excess of regulatory requirements. Hoenig & Company Limited ("Limited") is required to maintain financial resources of at least 110% of its capital requirement (as defined). Limited's financial resources requirement at June 30, 2002 was approximately (pounds)1,064,000 ($1,629,000); it had eligible capital of approximately (pounds)2,576,000 ($3,944,000), and excess financial resources at such date of approximately (pounds)1,512,000 ($2,315,000). Hoenig (Far East) Limited ("Far East") is required to maintain liquid capital of the greater of HK$3,000,000 ($375,000) or 5% of average quarterly total liabilities. Far East's required liquid capital was approximately HK$17,909,000 ($2,239,000) at June 30, 2002, and it had actual liquid capital of approximately HK$71,381,000 ($8,923,000) and excess liquid capital of approximately HK$53,472,000 ($6,684,000).

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


NOTE 3 - AXE-HOUGHTON SALES/DISCONTINUED OPERATIONS.

The Company has sold Axe-Houghton Associates, Inc. ("Axe-Houghton"), its wholly-owned asset management subsidiary, in three separate transactions. The first transaction, which was announced on November 29, 2001 and completed on January 31, 2002, involved the sale of Axe-Houghton's Core International ADR and Domestic Equity Index institutional investment management businesses to The Bank of New York. The Company received $5.4 million from this sale, recognizing a gain of $2.7 million, net of taxes and expenses.

The second and third transactions to sell the remaining businesses of Axe-Houghton were announced on

February 12, 2002. The second transaction was completed on March 28, 2002 and involved the sale of Axe-Houghton's Value and Balanced Equity institutional investment management businesses to Byram Capital Management LLC ("Byram"). The Company received $0.1 million in the first quarter 2002 and recognized a gain of $0.05 million net of taxes and expenses from the sale to Byram. The third transaction involved the sale of all of the stock of Axe-Houghton, together with the remaining Small Capitalization Growth Equity institutional investment management businesses, to Axe Holding Corp., an entity formed by the principals of Palisade Capital Management LLC, a privately-owned registered investment adviser. The third transaction was completed on April 26, 2002. Two executives of Axe-Houghton responsible for managing the Small Capitalization Growth Equity-related disciplines received equity in the continuing business after the sale of Axe-Houghton to the Palisade Capital Management group, and no additional payments were made to them by Axe-Houghton or the Company in connection with the sale. The Company received $3.2 million in proceeds from this sale and recognized a gain of $1.2 million, net of taxes and expenses, in the second quarter 2002.

Axe-Houghton's historical operating results are presented in the Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001 as discontinued operations.


NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS.

Axe-Houghton was the general partner of two limited partnerships and maintained investments in each of the partnerships. The Company has dissolved these investment partnerships. The first partnership was dissolved during March 2002. The second partnership was dissolved in April 2002. Axe-Houghton's partnership investments were 12.2% ($373,974) and 0.41% ($21,058) of the partnerships at December 31, 2001 and 0.41% ($19,615) at March 31, 2002.

The Company also maintained an investment in an unaffiliated multi-manager, market-neutral limited partnership, which investment was liquidated during the first quarter 2002. The investment was $1.5 million at December 31, 2001 and at the time it was liquidated.


NOTE 5 - SECURITIES RECEIVED IN FOREIGN SECURITIES EXCHANGES.

In June 2000, the Company received 805,000 shares of common stock of Hong Kong Stock Exchanges and Clearing Limited (the Hong Kong shares) in connection with its ownership of a seat on The Stock Exchange of Hong Kong. In July 2000, the Company received 100,000 shares of common stock of the London Stock Exchange (the London shares) in connection with its ownership of a seat on the London Stock Exchange. At December 31, 2000, the Company owned 177,000 Hong Kong shares and 100,000 London shares. In July 2001, the London shares split 10 for 1. As of December 31, 2001, the Company owned 99,945 London shares. All of the remaining Hong Kong shares were sold during 2001, and the remaining London shares, valued at $0.6 million, were sold during the first quarter 2002.

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

The following table presents the computations and diluted earnings per share for the periods indicated:


                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                              --------                          --------
                                                        2002(1)           2001             2002(1)         2001(1)
                                                        ----              ----             ----            ----
Net (loss) income from continuing operations         $(6,895,303)       $1,792,385     $(6,053,732)    $(1,993,771)
Net income from discontinued operations                1,236,757           357,527       4,081,183         672,454
                                                      ----------        ----------      ----------      ----------
Net (loss) income available to common stockholders    (5,658,546)        2,149,912      (1,972,549)     (1,321,317)
                                                      ----------        ---------       ----------      ----------

       Weighted average shares outstanding             7,945,603         7,903,829       7,925,055        7,905,304
       Effect of dilutive instruments
         Employee stock awards                                --         1,054,943              --               --
                                                      ----------        ----------      ----------       ----------
       Total weighted average diluted shares           7,945,603         8,958,772       7,925,055        7,905,304

Basic (loss) earnings per share
       (Loss) income from continuing operations           $(0.87)            $0.23          $(0.76)          $(0.25)
       Income from discontinued operations                 $0.16             $0.04           $0.51            $0.08
                                                      ----------        ----------      ----------       ----------
       Net (loss) income per share basic                  $(0.71)            $0.27          $(0.25)          $(0.17)
                                                      ==========        ==========      ==========       ==========

Diluted (loss) earnings per share
       (Loss) income from continuing operations           $(0.87)            $0.20          $(0.76)          $(0.25)
       Income from discontinued operations                 $0.16             $0.04           $0.51            $0.08
                                                      ----------        ----------      ----------       ----------
       Net (loss) income per share diluted                $(0.71)            $0.24          $(0.25)          $(0.17)
                                                      ==========        ==========      ==========       ==========

-----------------------

(1) In computing earnings per share resulting in a net loss, common stock equivalents are not included in the calculation as it would result in anti-dilution.


NOTE 7 - SEGMENT AND DISCONTINUED OPERATIONS REPORTING.

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

The accounting policies related to the Company's two brokerage segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates performance based upon operating income or loss, not including interest and investment income, as well as certain allocations of intercompany expenses. The Company does not allocate certain corporate assets (goodwill and certain fixed assets) to its reportable segments.

The Company sold Axe-Houghton, its asset management operations, in three separate transactions which were completed on January 31, 2002, March 28, 2002, and April 26, 2002. The results of operations of Axe-Houghton are reflected as discontinued operations in the table below.

The following table illustrates significant financial data for each reportable segment and discontinued operations for the periods indicated:

THREE MONTHS ENDED                       DOMESTIC              INTERNATIONAL                         DISCONTINUED
JUNE 30, 2002                            BROKERAGE               BROKERAGE           TOTAL            OPERATIONS
-----------------------                  ---------               ---------           -----            ----------
Revenues from external customers       $21,795,659               3,756,139         25,551,798            286,576
Segment operating income (loss)          1,970,877              (7,567,052)        (5,596,175)            27,768
Segment assets                          33,850,517              31,995,647         65,846,164                 --

THREE MONTHS ENDED                       DOMESTIC              INTERNATIONAL                         DISCONTINUED
JUNE 30, 2001                            BROKERAGE               BROKERAGE           TOTAL            OPERATIONS
-----------------------                  ---------               ---------           -----            ----------
Revenues from external customers       $20,431,948               3,056,335         23,488,283          1,983,687
Segment operating income (loss)          2,878,105                (154,485)         2,723,620            602,143
Segment assets                          34,503,814              42,304,468         76,808,282          4,744,709

SIX MONTHS ENDED                         DOMESTIC              INTERNATIONAL                         DISCONTINUED
JUNE 30, 2002                            BROKERAGE               BROKERAGE           TOTAL            OPERATIONS
-----------------------                  ---------               ---------           -----            ----------
Revenues from external customers       $43,134,263               7,413,003         50,547,266           1,655,079
Segment operating income (loss)          3,920,497              (7,435,835)        (3,515,338)            261,301

SIX MONTHS ENDED                         DOMESTIC              INTERNATIONAL                         DISCONTINUED
JUNE 30, 2001                            BROKERAGE               BROKERAGE           TOTAL            OPERATIONS
-----------------------                  ---------               ---------           -----            ----------
Revenues from external customers       $40,162,764               5,764,642         45,927,406          4,043,756
Segment operating income (loss)          5,119,745                (342,510)         4,777,235          1,152,150


Information for the Company's reportable segments as it relates to the consolidated totals is as follows:

                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                               ---------------------------           -------------------------
                                               2002                  2001            2002                 2001
                                               ----                  ----            ----                 ----
OPERATING REVENUES:

Domestic brokerage                       $21,795,659              $20,431,948      $43,134,263         $40,162,764
International brokerage                    3,756,139                3,056,335        7,413,003           5,764,642
                                         -----------              -----------      -----------         -----------
Total operating revenues                 $25,551,798              $23,488,283      $50,547,266         $45,927,406
                                         ===========              ===========      ===========         ===========

                                              THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                              ---------------------------            -------------------------
                                              2002                   2001            2002                 2001
                                              ----                   ----            ----                 ----
OPERATING (LOSS) INCOME:

Domestic brokerage                        $1,970,877               $2,878,105      $3,920,497          $5,119,745
International brokerage                   (7,567,052)                (154,485)     (7,435,835)           (342,510)
General corporate                         (2,562,185)              (1,107,088)     (3,484,371)         (2,014,067)
                                         -----------              -----------     -----------         -----------
Total operating (loss) income             (8,158,360)               1,616,532      (6,999,709)         (2,763,168)
Net investment income (loss) and other       295,884                1,306,648         509,200          (6,350,887)
                                         -----------              -----------     -----------         -----------
(Loss) income before income taxes
  from continuing operations             $(7,862,476)              $2,923,180     $(6,490,509)        $(3,587,719)
                                         ============              ==========     ============        ============


NOTE 8 -LOSS AT LIMITED

On May 9, 2002, the Company announced that a former employee of Hoenig & Company Limited ("Limited") had engaged in unauthorized trading in foreign securities while employed by Limited, in violation of Limited's policies and procedures. Limited incurred a pre-tax loss of approximately $7.1 million plus approximately $0.6 million of related expenses from the unauthorized trading which took place beginning in mid-April 2002. Notwithstanding the loss, Limited is in compliance with all regulatory capital requirements.

The Company continues to pursue claims against insurers and others relating to the $7.1 million loss and the unauthorized trading. While the Company believes that it has meritorious claims, there can be no assurance that these claims will result in any recovery.


NOTE 9 - SALE OF HOENIG GROUP.

On February 28, 2002, the Company announced that it had signed a merger agreement providing for Investment Technology Group, Inc. ("ITG") to acquire Hoenig Group Inc. for approximately $115 million, or $12.55 per share, subject to, among other things, obtaining stockholder approval and the approval of regulatory authorities and satisfaction of customary closing conditions.

On July 2, 2002, the Company announced that it had entered into an amendment to its previously announced merger agreement with ITG. The amendment provides that, upon completion of the merger, for each share of Company common stock a Company stockholder will receive $11.35 in cash, plus one right (a "Contingent Payment Right") entitling the stockholder to receive a cash payment equal to:

     o (a) the amounts recovered, if any, in connection with the pursuit of certain insurance and other claims (net of expenses and applicable taxes) related to the loss and unauthorized trading at Limited, plus

          (b) any unexpended portion of the initial funding of the escrow established to pay expenses incurred in pursuing such claims, divided by

     o the number of shares of the Company's common stock outstanding plus the number of shares of the Company's common stock issuable upon the exercise of options outstanding on the date of completion of the merger (excluding shares subject to certain incentive stock options).

In no event will more than $1.20 be paid per Contingent Payment Right. The Company has deposited $2.365 million into the escrow to fund the continued pursuit of the claims.

The Company has established the close of business on July 17, 2002 as the record date for the special meeting of stockholders to vote on the merger, and the date of the special meeting of stockholders is August 26, 2002. It is expected that the transaction, if approved by the Hoenig Group stockholders and certain regulatory authorities and if customary closing conditions are satisfied, will be consummated by the end of the third quarter 2002.

As of June 30, 2002, the Company has incurred $1.2 million ($0.7 million after taxes) in legal, investment banking and other professional fees and expenses related to the sale to ITG.



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

The Company received $5.5 million from the two Axe-Houghton sales completed during the first quarter 2002, recognizing a gain of $2.7 million after taxes and expenses. The Company received an additional $3.2 million from the sale of Axe-Houghton that was completed on April 26, 2002, recognizing a $1.2 million gain, after taxes and expenses, in the second quarter 2002. The historical operating results of Axe-Houghton are presented as discontinued operations in this report.


The Loss at Hoenig & Company Limited

On May 9, 2002, the Company announced that a former employee of Limited had engaged in unauthorized trading in foreign securities while employed by Limited, in violation of Limited's policies and procedures. Limited has incurred a pre-tax loss of approximately $7.1 million, plus approximately $0.6 million of related expenses, from the unauthorized trading, which took place beginning in mid-April 2002. Notwithstanding the loss, Limited is in compliance with all regulatory capital requirements.

The Company continues to pursue claims against insurers and others relating to the $7.1 million loss and the unauthorized trading. While the Company believes that it has meritorious claims, there can be no assurance that these claims will result in any recovery.


Sale of the Company to ITG

On February 28, 2002, the Company announced that it had signed a merger agreement providing for Investment Technology Group, Inc. ("ITG") to acquire Hoenig Group Inc. for approximately $115 million, or $12.55 per share, subject to, among other things, obtaining stockholder approval and the approval of regulatory authorities and satisfaction of customary closing conditions.

On July 2, 2002, the Company announced that it had entered into an amendment to its previously announced merger agreement with ITG. The amendment provides that, upon completion of the merger, for each share of Company common stock a Company stockholder will receive $11.35 in cash, plus one right (a "Contingent Payment Right") entitling the stockholder to receive a cash payment equal to:

     o (a) the amounts recovered, if any, in connection with the pursuit of certain insurance and other claims (net of expenses and applicable taxes) related to the loss and unauthorized trading at Limited, plus

          (b) any unexpended portion of the initial funding of the escrow established to pay expenses incurred in pursuing such claims, divided by

     o the number of shares of the Company's common stock outstanding plus the number of shares of the Company's common stock issuable upon the exercise of options outstanding on the date of completion of the merger (excluding shares subject to certain incentive stock options).

In no event will more than $1.20 be paid per Contingent Payment Right. The Company has deposited $2.365 million into the escrow to fund the continued pursuit of the claims.

The Company has established the close of business on July 17, 2002 as the record date for the special meeting of stockholders to vote on the merger, and the date of the special meeting of stockholders is August 26, 2002. It is expected that the transaction, if approved by the Hoenig stockholders and certain regulatory authorities and if customary closing conditions are satisfied, will be consummated by the end of the third quarter 2002.

As of June 30, 2002, the Company has incurred $1.2 million ($0.7 million after taxes) in legal, investment banking and other professional fees and expenses related to the sale to ITG.


INTRODUCTION

The Company provides global securities brokerage to institutional clients through its wholly-owned brokerage subsidiaries in the United States, United Kingdom and Hong Kong. During the periods discussed in this report, the Company's wholly-owned subsidiary, Axe-Houghton, provided professional asset management to U.S. public and corporate employee benefit plans, investment partnerships and other U.S. institutional clients from its offices in the United States. The Company sold Axe-Houghton in three separate transactions, the last of which was completed on April 26, 2002. The historical operating results of Axe-Houghton are reported as discontinued operations.

The Company's principal source of revenues is commissions earned for executing trades on behalf of its customers. The Company executes trades in equity securities on the world's major stock exchanges, acting primarily as agent for its customers and, through March 8, 2002, executed trades in U.S. fixed income securities on a riskless principal basis. The Company closed its fixed income trading operations in Boston in March 2002 and reduced the staff of its Boston domestic equity trading operations in June 2002.

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


FINANCIAL RESULTS

The Company's financial results for the three and six months ended June 30, 2002 were affected by the Axe-Houghton sales and the loss at Limited. The Company's historical financial results for the periods presented reflect Axe-Houghton as a discontinued operation.


THREE MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001

The Company's financial results for the three months ended June 30, 2002 and June 30, 2001 are as follows:

Financial Data Three Months Ended June 30,
------------------------------------------

                                                                     2002(1)                            2001
                                                                    --------                           ------
Operating Revenues from Continuing Operations                     $25,551,798                       $23,488,283
Operating (Loss) Income from Continuing Operations                 (8,158,360)                        1,616,532
Net Investment Income and Other from Continuing
  Operations                                                          295,884                         1,306,648
(Loss) Income Before Income Taxes from
  Continuing Operations                                            (7,862,476)                        2,923,180
Net (Loss) Income from Continuing Operations                       (6,895,303)                        1,792,385
Net Income from Discontinued Operations                             1,236,757                           357,527
Net (Loss) Income                                                 $(5,658,546)                       $2,149,912

Net (Loss) Income Per Share
Basic

   (Loss) Income from Continuing Operations                            $(0.87)                            $0.23
   Income from Discontinued Operations                                   0.16                              0.04
                                                                         ----                              ----
     Net (Loss) Income Per Share Basic                                  (0.71)                             0.27
                                                                        ======                             ====
Diluted

   (Loss) Income from Continuing Operations                             (0.87)                             0.20
   Income from Discontinued Operations                                   0.16                              0.04
                                                                         ----                              ----
    Net (Loss) Income Per Share Diluted                                $(0.71)                            $0.24
                                                                        ======                             ====

-----------------------------------------------

(1) Financial data for the three months ended June 30, 2002, excluding the $7.1 million loss at Limited and $0.6 million of related expenses ($6.7 million net of tax), would be as follows: operating loss from continuing operations of $466,614, loss from continuing operations before income taxes of $170,730, net loss from continuing operations of $205,568.


The Company incurred a net loss of $5.7 million for the second quarter 2002, as compared to net income of $2.1 million for the same period in 2001. The Company's net loss for the second quarter 2002 includes a net loss from continuing operations of $6.9 million, partially offset by $1.2 million of net income from discontinued operations. Excluding the $7.1 million loss at Limited and related expenses ($6.7 million net of tax), the Company had net loss from continuing operations of $0.2 million in the second quarter 2002. In the second quarter 2001, net income from continuing operations was $1.8 million, and net income from discontinued operations was $0.4 million.


Continuing Operations

The Company incurred an operating loss from continuing operations of $8.2 million for the second quarter 2002, as compared to operating income from continuing operations of $1.6 million for the same period in 2001, due primarily to the $7.1 million loss at Limited and related expenses ($0.6 million). Excluding the $7.1 million loss and related expenses, operating loss from continuing operations for the second quarter 2002 was $0.5 million, due to $1.2 million in legal, investment banking and other professional fees and expenses related to the sale of the Company to ITG and a 31.5% decrease in domestic brokerage operating income. The decrease in domestic brokerage operating income reflects an increase in research and services expense as a percentage of commission revenues and a decrease in execution only business which does not have any associated research expense for the three months ended June 30, 2002.

Operating revenues from continuing operations for the three months ended June 30, 2002 increased 8.8% to $25.6 million, from $23.5 million during the same period in 2001. This increase resulted from a 6.7% increase in operating revenues from domestic brokerage operations and a 22.9% increase in operating revenues from international brokerage operations.

Operating revenues from domestic brokerage operations for the three months ended June 30, 2002 increased 6.7% to $21.8 million, as compared to $20.4 million during the same period in 2001, due to increased trading activity. Operating income of the Company's domestic brokerage operations for the second quarter 2002 decreased 31.5% to $2.0 million, as compared to $2.9 million during the same period in 2001, primarily due to an increase in research and services expenses as a percentage of commission revenues and a decrease in execution only business which does not have any associated research expense.

Operating revenues from international brokerage operations increased 22.9% to $3.8 million for the three months ended June 30, 2002, as compared to $3.1 million for the same period in 2001. This increase reflects a 139.4% increase in operating revenues of the United Kingdom brokerage operations primarily resulting from increased trading volume in the United Kingdom and Europe, which more than offset an 11.3% decrease in operating revenues from the Hong Kong brokerage operations. As a result of the loss at Limited and related expenses, international brokerage operations incurred an operating loss of $7.6 million for the three months ended June 30, 2002, as compared to an operating loss of $0.2 million during the same period in 2001.

Expenses related to independent research and other services provided to the Company's brokerage clients, including commission refunds, during the three months ended June 30, 2002 increased 22.5% to $14.1 million, from $11.5 million during the same period in 2001. These expenses were 55.3% of commission revenues during the three months ended June 30, 2002, as compared to 49.1% during the same period in 2001. These expenses increased as a percentage of commission revenues primarily due to the decrease in execution-only business, which does not have any associated research and services expenses, and the timing of research expenses incurred relative to the receipt of commissions earned during the second quarter 2002.

Clearing, floor brokerage and exchange charges increased 9.5% to $2.8 million during the three months ended June 30, 2002, from $2.6 million during the same period in 2001. These expenses represented 11.1% of commission revenues during both the three months ended June 30, 2002 and the same period in 2001.

Employee compensation increased 5.2% to $5.1 million for the second quarter 2002, from $4.9 million in 2001. Employee compensation expenses for the second quarter 2002 includes $0.3 million in severance payments relating to the reduction in personnel in the Company's Boston equity brokerage operations in June 2002.

All other expenses increased 36.2% to $4.0 million, as compared to $2.9 million for the same period in 2001. This resulted primarily from $1.2 million in legal, investment banking and other professional fees and expenses related to the sale of the Company to ITG, offset by a decrease in expenses from trading errors in the Company's domestic brokerage operations.

Net investment income and other from continuing operations was $0.3 million during the second quarter ended June 30, 2002, reflecting, among other things, a decrease in interest and dividends earned due to lower interest rates. Net investment income and other from continuing operations was $1.3 million in the second quarter 2001, of which $0.8 million related to the unrealized gains on the Hong Kong and London shares.


Discontinued Operations

Revenues from discontinued operations for the three months ended June 30, 2002 decreased 85.6% to $0.3 million, as compared to $2.0 million for the same period in 2001, as a result of the sale of the remaining businesses of Axe-Houghton during April 2002. Net income from discontinued operations increased to $1.2 million during the three months ended June 30, 2002, as compared to $0.4 million during the same period in 2001, due to the $1.2 million gain, after taxes and expenses, on the last of the Axe-Houghton sales.


SIX MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001

The Company's financial results for the six months ended June 30, 2002 and 2001 are as follows:

Financial Data Six Months Ended June 30,
----------------------------------------

                                                                     2002(1)                           2001(2)
                                                                    ---------                         ---------
Operating Revenues from Continuing Operations                     $50,547,266                      $45,927,406
Operating (Loss) Income from Continuing Operations                 (6,999,709)                       2,763,168
Net Investment Income (Loss) and Other
  from Continuing Operations                                          509,200                       (6,350,887)
(Loss) Before Income Taxes from
Continuing Operations                                              (6,490,509)                      (3,587,719)
Net (Loss) from Continuing Operations                              (6,053,732)                      (1,993,771)
Net Income from Discontinued Operations                             4,081,183                          672,454
Net (Loss)                                                        $(1,972,549)                     $(1,321,317)

Net (Loss) Income Per Share
Basic and Diluted

  (Loss) from Continuing Operations                                    $(0.76)                         $ (0.25)
  Income from Discontinued Operations                                    0.51                             0.08
                                                                         ----                             ----
    Net (Loss) Per Share Basic and Diluted                             $(0.25)                          $(0.17)
                                                                        ======                           ======

-------------------------------------

(1) Financial data for the six months ended June 30, 2002, excluding the $7.1 loss at Limited and $0.6 million of related expenses ($6.7 million net of tax), would be as follows: operating income from continuing operations of $692,037, income from continuing operations before income taxes of $1,201,237, net income from continuing operations of $636,003, basic earnings per share from continuing operations of $0.08, and diluted earnings per share from continuing operations of $0.07.

(2) Financial data for the six months ended June 30, 2001, excluding the $9.2 million ($5.5 million net of tax) impairment write-off of the Company's investment in InstiPro Group, Inc., would be as follows: net investment income and other from continuing operations of $2,941,520, income from continuing operations before income taxes of $5,704,688, net income from continuing operations of $3,486,229, basic earnings per share from continuing operations of $0.44, and diluted earnings per share from continuing operations of $0.39.


The Company incurred a net loss of $2.0 million for the six months ended June 30, 2002 as compared to a loss of $1.3 million for the same period in 2001. The Company's net loss for the six months ended June 30, 2002 includes a net loss from continuing operations of $6.1 million, offset by $4.1 million of net income from discontinued operations. Excluding the $7.1 million loss at Limited and related expenses ($6.7 million net of tax), net income from continuing operations for the six months ended June 30, 2002 was $0.6 million. For the six months ended June 30, 2001, the Company had a net loss from continuing operations of $2.0 million and net income from discontinued operations of $0.7 million. Net income from continuing operations for the six months ended June 30, 2001, excluding the $9.2 million InstiPro Group impairment write-off ($5.5 million net of tax), was $3.5 million.


Continuing Operations

The Company incurred an operating loss from continuing operations of $7.0 million for the six months ended June 30, 2002, as compared to operating income from continuing operations of $2.8 million for the same period in 2001, primarily due to the $7.1 million loss at Limited and $0.6 million in related expenses. Excluding the $7.1 million loss at Limited and related expenses, operating income from continuing operations for the six months ended June 30, 2002 decreased 75.0% to $0.7 million, due primarily to a 23.4% decrease in domestic brokerage operating income during the period and $1.2 million in legal, investment banking and other professional fees and expenses related to the sale of the Company to ITG. The decrease in domestic brokerage operating incomes reflects an increase in research and services expense as a percentage of commission revenues and a decrease in execution only business which does not have any associated research expense for the six months ended June 30, 2002.

Operating revenues from continuing operations for the six months ended June 30, 2002 increased 10.1% to $50.5 million, from $45.9 million during the same period in 2001. This increase resulted from a 7.4% increase in operating revenues from domestic brokerage operations and a 28.6% increase in operating revenues from international brokerage operations.

Operating revenues from domestic brokerage operations for the six months ended June 30, 2002 increased 7.4% to $43.1 million, as compared to $40.2 million during the same period in 2001, due to increased trading activity. Operating income of the Company's domestic brokerage operations for the six months ended June 30, 2002 decreased 23.4% to $3.9 million, as compared to $5.1 million during the same period in 2001, primarily due to an increase in research and services expenses as a percentage of commission revenues and a decrease in execution only business which does not have any associated research expense.

Operating revenues from international brokerage operations increased 28.6% to $7.4 million for the six months ended June 30, 2002, as compared to $5.8 million for the same period in 2001. This increase reflects a 154.9% increase in operating revenues of the United Kingdom brokerage operations, primarily resulting from new account activity and increased trading volume in the United Kingdom and Europe, which more than offset a 14.8% decrease in operating revenues from the Hong Kong brokerage operations. Including the loss at Limited plus related expenses, international brokerage operations incurred an operating loss of $7.4 million for the six months ended June 30, 2002, as compared to an operating loss of $0.3 million during the same period in 2001.

Expenses related to independent research and other services provided to the Company's brokerage clients during the six months ended June 30, 2002, including commission refunds, increased 20.2% to $27.7 million, from $23.0 million during the same period in 2001. These expenses were 55.1% of commission revenues during the six months ended June 30, 2002, as compared to 50.5% during the same period in 2001. These expenses increased as a percentage of commission revenues primarily due to the decrease in execution-only business, which does not have any associated research and services expenses, and the timing of research expenses incurred relative to the receipt of commissions earned during 2002.

Clearing, floor brokerage and exchange charges increased 9.6% to $5.7 million during the six months ended June 30, 2002, from $5.2 million during the same period in 2001. These expenses represented 11.2% of commission revenues during the six months ended June 30, 2002, as compared to 11.3% of commission revenues during the same period in 2001. The decrease in these expenses as a percentage of commission revenues was primarily due to the absence in 2002 of commissions earned by the Company under correspondent broker arrangements where the Company executes trades on behalf of other brokers. Expenses associated with these arrangements had been higher than on other types of brokerage services provided by the Company.

Employee compensation increased 5.2% to $10.1 million for the second quarter 2002, from $9.6 million in 2001. The increase in employee compensation expenses for the six months ended June 30, 2002 was primarily due to $0.5 million in severance payments relating to the closing of the Company's Boston fixed income brokerage operations and the reduction in personnel at the Company's Boston domestic equity trading operations.

Net investment income and other from continuing operations was $0.5 million during the six months ended June 30, 2002. The Company had a net investment loss and other from continuing operations of $6.4 million during the same period in 2001, due to the first quarter 2001 pre-tax impairment write-off of the Company's $9.2 million investment in InstiPro. Net investment income and other from continuing operations for the six months ended June 30, 2001 before the InstiPro write-off was $2.9 million, which included $1.5 million in realized and unrealized gains on the Hong Kong and London shares.

All other expenses increased 19.3% to $6.4 million, from $5.4 million during the same period in 2001. This increase was primarily due to $1.2 million in legal, investment banking and other professional fees and expenses related to the sale of the Company to ITG, offset by a decrease in expenses relating to trading errors in the Company's domestic brokerage operations for the six months ended June 30, 2002.


Discontinued Operations

Revenues from discontinued operations for the six months ended June 30, 2002 decreased 59.1% to $1.7 million as compared to $4.0 million for the same period in 2001, as a result of the sale of the Axe-Houghton businesses during the first six months of 2002. Net income from discontinued operations for the six months ended June 30, 2002 increased to $4.1 million, from $0.7 million during the same period in 2001, due to the $3.9 million gain, after taxes and expenses, on the Axe-Houghton sales.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had cash, U.S. Government obligations, net accounts receivable and other net investments of $55.3 million. All receivables from correspondent brokers and dealers are deemed to be fully collectible, and no provision for uncollectibles was required.

The Company believes that its current capital resources and liquidity, plus additional funds generated by operations, will be sufficient to meet current and future operating needs.

The Company maintains overseas overdraft facilities, which bear variable rates of interest based upon prevailing market rates in the United Kingdom, Europe, Hong Kong and Japan. These facilities are used to facilitate the settlement of daily trading activities. There were no amounts outstanding under these facilities as of June 30, 2002.

The Company announced on May 9, 2002 that a former employee of Limited, the Company's United Kingdom brokerage subsidiary, had engaged in unauthorized trading in foreign securities while employed by Limited, resulting in a pre-tax loss of approximately $7.1 million plus $0.6 million in expenses.

Pursuant to the terms of the amendment to the Company's merger agreement with ITG, on July 5, 2002, Limited deposited $2.365 million in escrow to fund the continued pursuit of insurance and other claims relating to the $7.1 million loss at Limited and the unauthorized trading.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company's investments are subject to certain market risks. Market risk represents the risk of loss that may result from the potential change in the market value, cash flows and earnings of an investment as a result of fluctuations in interest rates, foreign exchange rates and equity prices. The Company has established procedures to manage its exposure to market fluctuations and changes in the market value of its investments.

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

In addition, as a result of its daily brokerage activities, the Company may hold (normally overnight) long and short security positions. These positions, which are valued at fair market value, are a result of trading errors that occur in the ordinary course of business. These positions are normally closed out during the next trading day.

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

On May 9, 2002, the Company announced that a former employee of Limited had engaged in unauthorized trading in foreign securities while employed by Limited, in violation of Limited's policies and procedures. Limited incurred a pre-tax loss of approximately $7.1 million, plus approximately $0.6 million of related expenses, from the unauthorized trading which took place beginning in mid-April 2002.

Pursuant to the amendment to the Company's merger agreement with ITG, on July 5, 2002, Limited deposited $2.365 million into escrow to fund the pursuit of claims against insurers and others relating to the $7.1 million loss and the unauthorized trading. While the Company believes that it has meritorious claims, there can be no assurance that these claims will result in any recovery.

Notwithstanding the loss and the $2.365 million deposit to the escrow, Limited is in compliance with all regulatory capital requirements.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B)  REPORTS ON FORM 8-K

     1. Form 8-K, dated May 13, 2002, Item 2. (Announcing completion of sale of all of the stock of Axe-Houghton Associates, Inc. and remaining institutional investment businesses to Axe Holding Corp.)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               Hoenig Group Inc.



Date: August 14, 2002                        By:    /s/Fredric P. Sapirstein
                                                    ------------------------
                                                    Fredric P. Sapirstein,
                                                    Chairman and
                                                    Chief Executive Officer



Date: August 14, 2002                         By:    /s/Alan B. Herzog
                                                     -----------------
                                                     Alan B. Herzog,
                                                     Chief Operating Officer and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                 Description
-----------                                 -----------

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.